Form 10-Q
period 1995-09-30
DELPHI FILM ASSOCIATES III
filed 1995-11-13
CIK 732288

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1995

                             OR

  ___ Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934
    For the transition period from __________to__________

               Commission File Number 0-13158

                 DELPHI FILM ASSOCIATES III
   (Exact name of registrant as specified in its charter)

          New York                      13-3177344
 (State or other jurisdiction of              (IRS Employer
 incorporation or organization)          Identification No.)

        666 Third Avenue, New York, New York    10017
   (Address of principal executive offices)     (Zip Code)

                       (212) 983-9040
    (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X         No____

                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                September    December
                                30,         31,

                                1995        1994

ASSETS
Cash                                     $           $
                                       111         132
Short-Term Investments               1,210       1,033
Receivable from Columbia-Delphi
III
  Productions, net                     519         686
Receivable from Tri-Star-Delphi
III
  Productions, net                     197         118
Interest in Motion Picture
Venture-Columbia-
  Delphi III Productions               152         182
Interest in Motion Picture
Venture-Tri-Star-
  Delphi III Productions
                                         1         102
                     Total               $           $
Assets                               2,190       2,253

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 17          30
                      Total
Liabilities                             17          30

Partners' Capital (Note 2):
  General Partner                       64          64
   Limited Partners
                                     2,109       2,159

                       Total
Partners' Capital                    2,173       2,223

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,190       2,253


     See accompanying notes to the financial statements.


                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)

                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)

                          Unaudited


                                                        For
the Three Months     For the Nine Months

Ended September 30,     Ended September 30,
                                                        1995
1994      1995                 1994
Interest Income               $       $      $       $
                             16      10     50      29

Expenses:
    Management Fee            0     100      0     300
    Operating Expenses
                             96       2    223      13

                             96     102    223     313

Loss before Share of
Profit
  in Motion Picture        (80)    (92)  (173)   (284)
Ventures
Share of Profit in
Motion Picture
  Venture--Columbia-
Delphi III
   Productions               19                    197
                                    100     83
Share of Profit in
Motion Picture
    Venture--Tri-Star-
Delphi III
     Productions
                             27      48    383     311

Net (Loss) Profit             $       $      $       $
                           (34)      56    293     224

Net (Loss) Profit Per
Unit of
  Limited Partnership
Interest
   (9,702 Units)              $       $      $       $
                            (3)       6     30      23



     See accompanying notes to the financial statements.



                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

   1995                               1994
Cash Flow From Operating
Activities:
Net Profit                                   $           $
                                           293         224
Adjustments to reconcile Net
Profit to net cash
   provided (used) by operating
activities:
    Share of Profit in Motion
Picture
      Ventures                           (466)       (508)
     Distributions from Joint              597         632
Ventures
     Changes in Assets and
Liabilities:
        Decrease (Increase) in
Receivables from
          Joint Ventures, net               88       (599)
        Increase in Prepaid                  0       (100)
Expense
        Decrease in Accrued
Expenses and
          Accounts Payable
                                          (13)        (38)

        Net Cash Provided (Used)
by Operating
           Activities
                                           499       (389)

Cash Flow From Investing
Activities:
Purchases of Short-Term                (2,227)     (1,180)
Investments
Redemptions of Short-Term
Investments                              2,050       1,421

   Net Cash (Used) Provided by
Investing
     Activities
                                         (177)         241

Cash Flow From Financing
Activities:
Distributions to Partners
                                         (343)       (245)
   Net Cash Used by Financing
Activities                               (343)       (245)

Decrease In Cash                          (21)       (393)
Cash at beginning of period
                                           132         463
Cash at end of period                        $           $
                                           111          70
     See accompanying notes to the financial statements.

                 DELPHI  FILM ASSOCIATES III
              (A New York Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of September 30,

1995 and the results of operations and cash flows for the

periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of September 30, 1995, all thirty-four films in

which the Partnership has an interest had been released.

All of these films have completed their theatrical release

and are being distributed in various ancillary markets.

    As of September 30, 1995, the Partnership received in

the aggregate approximately $516,000 and $1,436,000

(excluding the advances described below) from the Columbia

Joint Venture and the Tri-Star Joint Venture, respectively,

which represents accrued distribution fees paid with respect to the Distribution Fee Reduction Payments.  Since these

Distribution Fee Reduction Payments were not sufficient to

enable either Joint Venture to recoup amounts spent by the

respective Joint Venture for the production of films and the acquisition of interests in films (excluding amounts spent

for payments in the nature of interest) (the

"Expenditures"), each Distributor is required to pay to each

Joint Venture an amount equal to all subsequent distribution fees earned by it from the distribution of films on behalf

of that Joint Venture up to that Joint Venture's unrecouped

Expenditures.  If the Joint Ventures are able to recoup

their Expenditures, the Distributors would be entitled to

recoup these payments, with interest, from amounts

thereafter otherwise payable to the Partnership.

    Based on the anticipated performance of the

Partnership's films, each Distributor is required to

continue making Distribution Fee Reduction Payments with

respect to its films.  Accordingly, the Partnership's share

of distribution fees earned and expected to be earned by the

Distributors as of September 30, 1995 of approximately

$21,000 and $180,000 have been accrued by the Partnership as a receivable from the Columbia Joint Venture and the Tri-

Star Joint Venture, respectively.

    The Partnership received advances from the Columbia and

TriStar Distributors in the amounts of $333,000 and

$667,000, respectively.  As of September 30, 1995, these

advances have been fully recouped and, as such, all

subsequent amounts payable to the Joint Venture are being

allocated to the Partnership.

    For the purpose of computing the net (loss) profit per

unit, the net (loss) profit for the period is allocated  99%

to the limited partners and 1% to the General Partner.



3.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1994 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition
And Results of Operations

a.  Financial Condition


    The Partnership has fully satisfied its commitments to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  At September

30, 1995, the Partnership held cash of approximately

$111,000 and short-term investments of approximately

$1,210,000.

    The Partnership received advances from Columbia and

TriStar Distributors (the "Advances") in the amount of

$333,000 and $667,000, respectively.  As of September 30,

1995, the Columbia and TriStar Distributors have fully

recouped these Advances and, as such, all subsequent amounts payable to the Joint Venture are being allocated to the

Partnership.

    Based on the performance of the films released through

the Columbia Joint Venture and the Tri-Star Joint Venture,

as of September 30, 1995, the Distributors made Distribution

Fee Reduction Payments with respect to their films of which

approximately $516,000 and $1,436,000, respectively, was

allocated to the Partnership.  Since these payments were not sufficient to enable either Joint Venture to recoup its

Expenditures, each Distributor is required to pay its

respective Joint Venture an amount equal to all subsequent

distribution fees earned by it from the distribution of

films on behalf of that Joint Venture up to its unrecouped

Expenditures.  If the Joint Ventures are able to recoup

their Expenditures, the Distributors will be entitled to

recoup these payments, with interest, from amounts

thereafter otherwise payable to the Partnership.

    The Partnership is in the process of evaluating the

value of its interest in the film assets for the purpose of

possibly selling that interest and eventually liquidating

the Partnership.  The General Partner anticipates that the

Partnership may be liquidated by the end of 1995 or early

1996.  No assurance can be provided that the film assets

will be successfully sold, or if sold, on such schedule.

Upon the ultimate sale of the film assets, the Partnership

will commence taking steps to liquidate and dissolve.  Since the Partnership's obligation to make contributions to the

Joint Ventures for the production of, and acquisition of

interests in, films has been satisfied, all revenues

received by the Partnership is used to establish a reserve

for operating expenses of the Partnership and, to the extent possible, to make cash distributions to partners.  The

Partnership does not anticipate significant future revenues

and accordingly, the Partnership does not currently

anticipate making cash distributions to partners on a

quarterly basis.  However, the Partnership may make future

distributions if it realizes proceeds from its interest in

films or from the sale of its interest in films (should the

sale occur) net of a reserve for the Partnership's operating expenses.

    The Partnership commenced cash distributions to its

partners in February 1986.  Distributions to limited

partners through September 30, 1995 have aggregated $3,045

per unit (60.9% of the limited partners' original $5,000

investment in the Partnership).

b.  Results of Operations

    The Partnership's operating results are primarily

dependent upon the operating results of the Joint Ventures'

and are significantly impacted by the Joint Ventures'

policies.

    The performance of each film is based upon the amount

expended for production and other costs associated with a

film and the revenue generated by a film.  The amount and

timing of revenue generated by each film is dependent upon

the degree of acceptance by the consumer public and the

particular ancillary market in which the film is then being

exhibited.

    Amounts contributed toward each film are compared

periodically to the expected total revenue to be generated

for that film, and write-downs may occur to the extent the

amounts invested exceed the expected total revenue for that

film.

    Additionally, each Joint Venture records income with

respect to the Distribution Fee Reduction Payments, to the

extent available, which may allow it to recover its

investment in films.

    For the three months ended September 30, 1995, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $19,000, due primarily to the profitable results of certain films.  The Tri-Star

Joint Venture had a net profit of which the Partnership's

share was approximately $27,000, due primarily to the

profitable results of certain films.  In addition, the

Partnership earned approximately $16,000 of interest income

from its short-term investments and incurred approximately

$96,000 of  expenses from its operations, resulting in an

overall net loss to the Partnership of approximately

$34,000.

    For the three months ended September 30, 1994, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $100,000, due

primarily to the profitable results of certain films.  The

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $48,000, due primarily to the profitable results of certain films.  In addition,

the Partnership earned approximately $10,000 of interest

income from its short-term investments and incurred

approximately $102,000 of expenses from its operations,

resulting in an overall net profit to the Partnership of

approximately $56,000.

    For the nine months ended September 30, 1995, the

Columbia Joint Venture had a net profit of which the

Partnership's share  was approximately $83,000, due

primarily to the profitable results of certain films.  The

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $383,000 due primarily to the profitable results of certain films and the accrual

of Distribution Fee Reduction Payments.  In addition, the

Partnership earned approximately $50,000 of interest income

from its short-term investments and incurred approximately

$223,000 of expenses from its operations, resulting in an

overall net profit to the Partnership of approximately

$293,000.

    For the nine months ended September 30, 1994, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $197,000, due

primarily to the profitable results of certain films.  The

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $311,000 due primarily to the profitable results of certain films and the accrual

of Distribution Fee Reduction Payments.  In addition, the

Partnership earned approximately $29,000 of interest income

from its short-term investments and incurred approximately

$313,000 of expenses from its operations, resulting in an

overall net profit to the Partnership of approximately

$224,000.

    The increase in interest income for the three and nine

month periods ended September 30, 1995 as compared with the

corresponding periods in 1994 is due primarily to higher

interest rates earned on short-term investments during 1995.

     The decrease in the Partnership's total expenses  for

the three and nine month periods ended September 30, 1995 as compared with the corresponding periods in 1994 is

attributable to the Management Fee incurred in 1994 but not

in 1995 offset, in part, by an increase in Operating

Expenses.  The increase in Operating Expenses is primarily

due to the reimbursement to the General Partner for out-of-

pocket expenses incurred in connection with its management

of the Partnership's business in lieu of the management fee

paid to the General Partner prior to 1995.

               COLUMBIA-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS

                       (000's Omitted)

                          Unaudited

                                 September    December
                                 30,         31,

                                 1995        1994

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $76,639 and $76,532,             $             $
respectively                          847           954
Motion Picture Costs Recoverable
from
    Distribution Fees                  81           262
Receivable from Columbia
Pictures
    (Distributor)
                                    1,623         2,263
                     Total        $ 2,551             $
Assets                                            3,479

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures          $             $
Industries, Inc.                    1,185         1,812
  Payable to Delphi Film              519
Associates III, net                                 686
  Advance from Columbia Pictures
Industries,
    Inc. (Distributor)
                                        0            27

                      Total
Liabilities                         1,704         2,525

Venturers' Capital:
  Columbia Pictures Industries,       680           757
Inc.
  Delphi Film Associates III
                                      167           197

                       Total
Venturers' Capital                    847           954

                       Total
Liabilities and Venturers'
                                        $  $      3,479
Capital                             2,551

     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


For the Three Months      For the Nine Months

Ended September 30,    Ended September 30,
                                                        1995
1994    1995                  1994
Net Revenue From Motion
Picture
    Exploitation              $       $      $       $
                             93     336    378     983

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs                        32     130    107     358

Net Income                    $       $      $       $
                             61     206    271     625
















     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1995                          1994
Cash Flow From Operating
Activities:
Net Income                                  $            $
                                          271          625
Adjustments to reconcile Net
Income to net cash
      provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                    107          358
  Accrued Distributions to                821        (452)
Venturers
  Changes in Assets and
Liabilities:
      (Decrease) Increase in
Payable to Columbia
         Pictures Industries,           (627)          328
Inc.
      Decrease (Increase) in
Receivable from
         Columbia Pictures                640        (543)
(Distributor)
      Decrease in Motion Picture
Costs
         Recoverable from                 181
Distribution Fees                                       91
      (Decrease) Increase in
Payable to Delphi
         Film Associates III, net       (167)
                                                       276
      Decrease in Advance from
Columbia
         Pictures Industries,
Inc. (Distributor)                       (27)        (152)

          Net Cash Provided by
Operating Activities                    1,199          531

Cash Flow from Financing
Activities:
Distributions to Venturers
                                      (1,199)        (531)

          Net Cash Used by
Financing Activities                  (1,199)        (531)

Net Change in Cash                          0            0
Cash at beginning of period
                                            0            0
Cash at end of period                       $            $
                                            0            0


     See accompanying notes to the financial statements.

             COLUMBIA - DELPHI  III PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Joint Venture included in the Annual

Report on Form 10-K of Delphi Film Associates III (the

"Partnership") for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of September 30,

1995 and the results of its operations and cash flows for

the periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All seven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three

and nine month periods ended September 30, 1995, the Joint

Venture is reporting net revenue of $93,000 and  $378,000,

respectively, due primarily to the performance of its films

in the worldwide free television, pay television and

worldwide home video markets.

    For the three and nine month periods ended September

30, 1994, the Joint Venture reported net revenue of $336,000 and $983,000, respectively, due primarily to the performance of the films in the worldwide free  television market.

3.  Distribution Fee Reduction

    The Joint Venture was entitled to a payment from its

Distributor in reduction of the Distributor's aggregate

distribution fee if, by June 30, 1991, the Joint Venture had not received, in the aggregate, from net proceeds and gross

receipts (excluding amounts paid to the Joint Venture for

the recovery of advertising and promotion charge payments)

an amount at least equal to the amounts spent by the Joint

Venture for the production of films and the acquisition of

interests in films (excluding certain amounts spent for

payments in the nature of interest) (the "Expenditures").

Payments totaling $2,287,000 were made to the Joint Venture

representing the aggregate distribution fee previously

received by its Distributor.  The payment to the Joint

Venture was allocated to the Partnership and Columbia based

on their respective percentage interest in a film for which

a distribution fee was received.  In addition, the

Distributor is required to pay to the Joint Venture an

amount equal to all subsequent distribution fees earned by

it until the Joint Venture has recouped an amount equal to

its Expenditures.  Accordingly, $81,000 has been accrued as

Motion Picture Costs Recoverable from Distribution Fees as

of September 30, 1995, in the accompanying financial

statements.

    During 1989 and 1990 the Joint Venture received a total

$333,000 as an advance from the Distributor.  As of

September 30, 1995, the Distributor has recouped the entire

advance.

4.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1994.

              TRI-STAR -DELPHI III PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)

                          Unaudited


                                 September   December
                                 30,         31,

                                 1995        1994

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization of
    $194,497 and $194,137,        $ 2,833            $
respectively                                     3,193
Motion Picture Costs Recoverable
from
     Distribution Fees              1,013          964
Receivable from TriStar
Pictures, Inc.
     (Distributor)
                                      115        (287)
                     Total        $ 3,961            $
Assets                                           3,870

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,          $            $
Inc.                                  931          559
  Payable to Delphi Film
Associates III, net                   197          118

                      Total
Liabilities                         1,128          677

Venturers' Capital:
  TriStar Pictures, Inc.            2,335        2,594
   Delphi Film Associates III
                                      498          599

                       Total
Venturers' Capital                  2,833        3,193

                       Total
Liabilities and Venturers'
                                        $            $
Capital                             3,961        3,870

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI III PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited



For the Three Months      For the Nine Months

Ended September 30,     Ended September 30,
                                                        1995
1994   1995                    1994
Net Revenue From Motion
Picture
    Exploitation              $       $      $       $
                            121       0  1,131     943

Less: Amortization
(Recapture) of
          Motion Picture
Production
           and
Advertising Costs            23   (103)    360     302

Income from Operations       98     103    771     641

Accrued Distribution Fee
     (Recapture)
Reduction                   (2)       0    459     318

Net Income                    $       $      $       $
                             96     103  1,230     959





     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI III PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

1995                              1994
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                         1,230         959
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                 360         302
  Accrued Distributions to               (451)         701
Venturers
  Changes in Assets and
Liabilities:
       Increase in Payable to
Delphi Film
         Associates III, net                79         323
        Increase (Decrease) in
Payable to TriStar
         Pictures, Inc.                   372        (357)
       Increase in Receivable
from TriStar
         Pictures, Inc.                  (402)        (82)
(Distributor)
       Decrease in Advance from
TriStar
          Pictures, Inc.                     0       (667)
(Distributor)
       (Increase) Decrease in
Motion Picture Costs
         Recoverable from
Distribution Fees                         (49)         783

        Net Cash Provided by
Operating
           Activities
                                         1,139       1,962

Cash Flow From Financing
Activities:
Distributions to Venturers
                                       (1,139)     (1,962)

       Net Cash Used by Financing
Activities                             (1,139)     (1,962)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0

     See accompanying notes to the financial statements.

              TRISTAR - DELPHI III PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL STATEMENTS

                          Unaudited

1.  Basis of Presentation

    The accompanying unaudited financial statements have

been prepared in accordance with generally accepted

accounting principles for interim financial information.

They do not include all information and notes required by

generally accepted accounting principles for complete

financial statements.  There has been no material change in

the information disclosed in the notes to financial

statements of the Joint Venture included in the Annual

Report on Form 10-K of Delphi Film Associates III (the

"Partnership") for the year ended December 31, 1994.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of September 30,

1995 and the results of its operations and cash flows for

the periods ended September 30, 1995 and 1994.  Results of

operations for the period ended September 30, 1995 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All twenty-seven films in which the Joint Venture has

an interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the



three and nine month periods ended September 30, 1995 the

Joint Venture is reporting net revenue of $121,000 and

$1,131,000, respectively, due primarily to the performance

of its films in the worldwide free and pay television

markets.  For the nine month period ended September 30,

1995, the Joint Venture has recorded an increase of $459,000 in Motion Picture Costs Recoverable from Distribution Fees

due to a change in the estimated distribution fee to be

earned by the Distributor.

    For the nine month period ended September 30, 1994, the

Joint Venture reported net revenue of $943,000 due primarily to the performance of films in the worldwide free television market.  For the nine month period ended September 30, 1994,

the Joint Venture recorded an increase of $318,000 in Motion

Picture Costs Recoverable from Distribution Fees due to a

change in the estimated distribution fee to be earned by the

Distributor.

3.  Distribution Fee Reduction

    The Joint Venture was entitled to a payment from its

Distributor in reduction of the Distributor's aggregate

distribution fee if, by June 30, 1991, the Joint Venture had not received, in the aggregate, from net proceeds and gross

receipts (excluding amounts paid to the Joint Venture for

the recovery of advertising and promotion charge payments)

an amount at least equal to the amounts spent by the Joint

Venture for the production of films and the acquisition of

interests in films (excluding certain amounts spent for

payments in the nature of interest) (the "Expenditures").

Payments totaling $4,504,000 were made to the Joint Venture

representing the aggregate distribution fee previously

received by its Distributor.  The payment to the Joint

Venture was allocated to the Partnership and TriStar based

on their respective percentage interest in the films for

which a distribution fee was received.  The Distributor is

required to pay to the Joint Venture an amount equal to all

subsequent distribution fees earned by it until the Joint

Venture has recouped an amount equal to its Expenditures.

Accordingly, $1,013,000 has been accrued as Motion Picture

Costs Recoverable from Distribution Fees as of September 30,

1995, in the accompanying financial statements.

    During 1989 and 1990 the Joint Venture received a total

$667,000 as an advance from the Distributor.  As of

September 30, 1995, the Distributor has recouped the entire

advance.

4.  Additional Information

    Additional information, including the audited year end

1994 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1994.

                           PART II


Item 1.      Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.Defaults Upon Senior Securities

     None

Item 4.Submission of Matters to a Vote of Security Holders

     None

Item 5.      Other Information

     None

Item 6.Exhibits and Reports on Form 8-K

     A).  Exhibits


                      EXHIBIT
                      NUMBERDESCRIPTIONPAGE NUMBER


                  27                 Financial Data Schedule

     B).  Reports on Form 8-K

                     None

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DELPHI FILM ASSOCIATES III
                              A New York Limited Partnership

                              By:  THE DELPHI GROUP,
                                   General Partner

                              By:  ML Film Entertainment,
Inc.,
                                   Managing Partner




November 9, 1995              /s/ Diane T.
Herte________________
     Date                     Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



November 9, 1995              /s/ Steven N.
Baumgarten__________
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the
                               Managing Partner of the
General Partner