Form 10-K
period 1995-12-31
DELPHI FILM ASSOCIATES III
filed 1996-03-28
CIK 732288

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
  [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE
                             REQUIRED] OR
     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D)
                              OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
                        REQUIRED]
For Fiscal Year Ended                       Commission
File
December 31, 1995                      Number 0-13158
                 DELPHI FILM ASSOCIATES III
   (Exact name of registrant as specified in its charter)

         New York                       13-3177344
(State or other jurisdiction of                   (IRS
Employer
  incorporation or organization)              Identification
                             No.)

        666 Third Avenue, New York, New York   10017
     (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (212) 983
9040

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes   x      No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[x]

   As of March 15, 1996, there were 9,702 units of limited partnership interests outstanding, all held by non-affiliates. The aggregate market value of those interests is not determinable because there is no active public trading market for the units. See Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

                            PART I.

Item 1.  Business.





Introduction.

   Delphi Film Associates III (the "Partnership") is a limited partnership which was organized under the law of the State of New York in September 1983 to participate in the production, acquisition, ownership and exploitation of feature length motion pictures through a joint venture with Columbia Pictures Industries, Inc. ("Columbia"), known as Columbia-Delphi III

Productions (the "Columbia Joint Venture"), and through a joint venture with Tri-Star Pictures, predecessor-in-interest to

TriStar Pictures, Inc. ("TriStar"), known as Tri-Star-Delphi III

Productions (the "Tri-Star Joint Venture").  The terms of the

TriStar Joint Venture and the Columbia Joint Venture are

substantially the same.  These two joint ventures are referred to collectively as the "Joint Ventures" and sometimes

individually as a "Joint Venture," and the Partnership's co-

venturer in each of the joint ventures is sometimes referred to as the "Studio Venturer."

   A public offering (the "Offering") of limited partnership

interests in the Partnership, at $5,000 per unit, was completed in July 1984 with the sale of 9,702 units.  Tricol Partners, a partnership consisting of TriStar and Columbia, is a limited partner of the Partnership and contributed $l5,000,000 for the purchase of 3,000 units of limited partnership interests.  Net proceeds to the Partnership after deducting selling commissions,

organizational expenses and other expenses of the Offering were approximately $44,100,000.  In addition, the general partner of the Partnership, The Delphi Group (the "General Partner"),

contributed approximately $490,000 as its capital contribution to the Partnership.

Production and Acquisition of Films.

      Until the funds the Partnership agreed to contribute

to each Joint Venture were fully committed, each Joint

Venture had the right to produce or acquire and exploit each film that met certain criteria for which its Studio
Venturer commenced production after the expiration of the Studio Venturer's similar existing commitment to its joint venture with Delphi Film Associates II ("Delphi II").
Delphi II was a limited partnership organized in October
1982 to participate in the production, acquisition, ownership and exploitation of films through Columbia-
Delphi Productions II

and Tri-Star-Delphi II Productions, which was liquidated in

December 1995.  Each Joint Venture also acquired interests

in certain films produced by independent producers that

were distributed by the distribution arm of its Studio

Venturer.

       The Partnership, through each Joint Venture, has an

interest ranging from 5% to 25% in each of the Joint

Ventures' films.  The Partnership's ownership interest with

respect to each film is generally  equal to the percentage

the Partnership's cash contributions for production or

acquisition of a film bears to the total cash contributions

required for production or acquisition of that film.

       The Partnership has an interest in 34 films (seven

through the Columbia Joint Venture and 27 through the Tri

Star Joint Venture) all of which have been released.  See

"Films in Release."  Seven of the Tri-Star Joint Venture

films were co-produced with Tri-Star-Delphi II Productions.

The Partnership, through the Tri-Star Joint Venture, owns a

10% interest in those films.

       In each of 1985, 1986 and 1988, the Joint Ventures were granted participation interests in certain additional films (the "Additional Films"). The Joint Ventures were granted a participation interest in three Additional Films in 1985, one film through the Columbia Joint Venture ("The
Karate Kid: Part II") and two films through the Tri-Star
Joint Venture ("Let's Get Harry" and "Nothing In Common").
The Partnership, through the Joint Ventures, owns a 10% interest in each of these films. The Partnership did not make capital contributions for its participation interests in these Additional Films, but is entitled to a share of the proceeds from each of these films to the extent those proceeds exceed the amount that the Partnership would have contributed had the Joint Venture paid for its interest.
The Partnership does not anticipate receiving any revenue with respect to "Let's Get Harry" and "Nothing in Common."

Through December 31, 1995, the Partnership has received

approximately $3,401,000 with respect to "The Karate Kid:

Part II."  In 1986, the Partnership, through the Tri-Star

Joint Venture, also received a participation interest in

two motion pictures ("The Principal" and "Suspect").  The

Partnership made no capital contribution for its interest

in these films.  The Partnership's interest in each of

these films is substantially the same as described for "The

Karate Kid: Part II," "Let's Get Harry" and "Nothing In

Common,"

except that the Partnership is entitled to receive an

amount, aggregating not more than $520,000, based on the

worldwide theatrical gross receipts of "The Principal" and

"Suspect." Through December 31, 1995, the Partnership has

received $516,000 with respect to "The Principal" and

"Suspect".  In 1988, the Tri-Star Joint Venture was granted

a participation interest by TriStar in the motion picture

"Rambo III."  The Partnership is entitled to 5% of net

proceeds after "Breakeven" has been reached.  For this

purpose, "Breakeven" is defined as the point at which 10%

of net proceeds (after recoupment of deferred distribution

fees) equals 5% of the production cost of the film

(including an overhead charge of 12-1/2%).  The Partnership

made no capital contributions for its interest in this

film.  Payments due with respect to the interest in "Rambo

III" will be made in June 1996, subject to being paid

earlier under certain circumstances.  As of December 31,

1995, the Partnership had accrued revenues of approximately

$138,000 in respect of its interest in "Rambo III."  See

"Films in Release."

       The Partnership's contributions for the production and acquisition of films aggregated approximately
$56,384,000 (including interest). Approximately two-thirds of the Partnership's contributions were made to the Tri-
Star Joint

Venture, and the balance was contributed to the Columbia

Joint Venture.

       As a result of the performance of the films in which

the Partnership has an interest, Distribution Fee Reduction

Payments were made in 1992 and 1991 to the Columbia Joint

Venture and the Tri-Star Joint Venture by their respective

Distributors.  As of December 31, 1995, approximately

$528,000 and $1,467,000 had been received by the

Partnership through the Columbia Joint Venture and the Tri-

Star Joint Venture, respectively, which are net of amounts

withheld by the Distributor for recoupment of the Advances.

See "Reduction of Distribution Fee and Payment to Joint

Ventures."

       The Partnership is in the process of evaluating the

value of its interest in the film assets for the purpose of

possibly selling that interest and eventually liquidating

the Partnership.  The General Partner presently anticipates

that the Partnership will be liquidated by the end of 1996.

However, cash distributions will be made to the partners to

the extent, and only to the extent, the proceeds from the

sale of the Partnership's interest in the film assets in

connection with the liquidation are in excess of a reserve

for the Partnership's remaining operating expenses.

Distribution of Films.

      The films of the Columbia Joint Venture and the

TriStar Joint Venture are being distributed pursuant to distribution agreements between Columbia Pictures, a division of Columbia ("Columbia Pictures"), and the Columbia Joint Venture, and between TriStar and the Tri-
Star Joint Venture, respectively.  Columbia Pictures and
TriStar, as distributors, are sometimes referred to collectively as the "Distributors" and individually as a "Distributor." The Distributor has the ultimate authority for all decisions with respect to the distribution of the films.

       The Partnership, through each Joint Venture, is

generally entitled to receive an amount equal to the

product of its percentage interest in a film multiplied by

the greater of (a) an amount equal to 100% of the net

proceeds (as defined below) from the distribution of a film

and (b) an amount equal to 32% of gross receipts from the

distribution of a film.  Distribution arrangements with

respect to films in which a Joint Venture has an interest

that were produced by independent producers may vary from

those with respect to films produced by a Joint Venture.

The Partnership and the Studio Venturer share in the amount

to which the Joint Ventures are entitled from the

distribution of any film in proportion to their respective

interests in the film.  The distribution agreements

provide, with certain exceptions, that gross receipts

consist of all sums received by the Studio Venturer from

the exploitation of a film throughout the world.  Net

proceeds with respect to each film generally are determined

by deducting from gross receipts:

       (a) a distribution fee equal to 17-1/2% of

substantially all of the gross receipts of the film.  The

Distributor's entitlement to this distribution fee is

deferred until the Joint Venture has received from the

distribution of that film an amount equal to the amount

contributed by the Joint Venture to produce or acquire an

interest in the film, other than amounts paid in the nature

of interest (See "Reduction of Distribution Fee and Payment

to the Joint Ventures");

       (b) all expenses incurred in the distribution,

promotion and marketing of the film, including expenditures

for prints and advertising; and

       (c) payments to third party participants who have a contingent participation in the film. The extent to which payments to third party participants may be deducted from

the gross receipts of a film in determining net proceeds is

limited by the distribution agreements.

       The Joint Ventures' films are subject to agreements

between Home Box Office, Inc. ("HBO") and each of Columbia

and TriStar with respect to HBO's exhibition of those films

on its pay television services.  Although the terms of the

agreement between HBO and Columbia (the "Columbia-HBO

Agreement") differ in certain respects from the terms of

the agreement between HBO and TriStar, pursuant to both

Joint Ventures' distribution agreements, gross receipts of

films have been calculated on the basis of the terms of the

Columbia-HBO Agreement.  Under that agreement, Columbia

received substantial minimum license fees based generally

on a film's production cost and additional amounts if a

film's domestic box office performance exceeded certain

levels.  In addition, under that agreement HBO may acquire

the exclusive pay television rights for a substantial

number of films for a limited period of time, in which case

the license fee based on box office performance was

increased for those films. Most of the Columbia Joint

Venture's and the Tri-Star Joint Venture's films have been

exhibited on HBO's pay television services.

       The Joint Ventures' distribution agreements with the Distributors provide that for purposes of determining the amounts to which the Joint Ventures are entitled based on net proceeds, gross receipts include an amount equal to the higher of the license fees based on domestic box office performance provided for in the Columbia-HBO Agreement and the minimum license fee based on a film's production cost.
However, for purposes of determining the amounts to which the Joint Ventures are entitled based on gross receipts, gross receipts include only the license fee based on domestic box office performance.

       Columbia Pictures entered into an arrangement with

CBS Inc. ("CBS") for CBS to license for exhibition on the

CBS television network, a specified number of motion

pictures from among a specified number of groups of motion

pictures under an arrangement providing for CBS to pay a

specified average license fee for the motion pictures in

each group licensed by CBS.  The Columbia Joint Venture and

its Distributor have agreed that, subject to adjustment in

certain circumstances, gross receipts for films licensed to

CBS under this arrangement have included an amount equal to

the higher of the license fees paid by CBS and the

comparable fair market value for the license rights

involved for the relevant license period.  Certain films in

which the Partnership owns an interest have been licensed

for network television exhibition under this arrangement.

Certain of the Tri-Star Joint Venture's films have been

licensed for network television exhibition on CBS or on

other television networks on a film-by-film basis.

       The films in which the Partnership owns an interest

are subject to agreements between each Distributor and

Columbia TriStar Home Video (formerly known as RCA/Columbia

Pictures Home Video) and Columbia TriStar Home Video

(International) Inc. (formerly known as RCA/Columbia

Pictures International Video).  The distribution agreements

between each Joint Venture and its Distributor provide for

a specified royalty for videocassettes and discs regardless

of the amounts payable to TriStar or Columbia under their

respective agreements with such joint ventures (which may

exceed the amounts includable in gross receipts).

       Many films in which the Partnership has an interest have been licensed by the Distributor for exhibition on cable television services other than HBO and Cinemax, independent television stations in the United States and on foreign

television stations.  Generally, these films have been made

available for foreign television exhibition and domestic

independent television exhibition approximately three and

five years, respectively, after a film's domestic

theatrical release.

       Pursuant to an agreement between TriStar and the Tri

Star Joint Venture entered into in 1985, TriStar agreed to

make a payment in 1991 to the Tri-Star Joint Venture

increasing gross receipts otherwise payable in respect of

syndicated television.  In addition, in 1986, TriStar

agreed to prepay the Tri-Star Joint Venture in 1987, on a

discounted basis, an amount relating to network television

license fees and syndicated television minimum license

fees.  All payments to the Tri-Star Joint Venture with

respect to these payments were allocable to the

Partnership.

      Each Distributor reports gross receipts and net

proceeds for each film to the Joint Venture on behalf of

which it acts, on a quarterly basis, and makes payments to

that Joint Venture based on those reports when the reports

are delivered.  In addition to distributing motion pictures

produced or acquired by the Joint Ventures, each

Distributor distributes films in which joint ventures

between each of Columbia and TriStar and certain other

limited partnerships (the "Delphi Partnerships") own an

interest, as well as films in which neither the Partnership

nor any of the Delphi Partnerships own an interest.

Reduction of Distribution Fee and Payment to Joint

       Ventures. The agreements relating to the

       distribution of films

owned by the Joint Ventures provided for a payment (the
"Distribution Fee Reduction Payment") to be made by each Distributor of an amount by which, as of June 1991, contributions by each Joint Venture for the production of and acquisition of interests in its respective films, other

than sequels, (the "Expenditures") exceeded amounts paid to

the Joint Venture with respect to those films.  As of

December 31, 1995, the Partnership received, in the

aggregate, approximately $528,000 and $1,467,000 (net of

amounts withheld by the Distributor for the recoupment of

the Advances) from the Columbia Joint Venture and the Tri-

Star Joint Venture, respectively, which represents the

Partnership's share of accrued distribution fees paid with

respect to the Distribution Fee Reduction Payments.  Since

these payments were not sufficient to enable either Joint

Venture to recoup its Expenditures, each Distributor is

required to pay to its Joint Venture an amount equal to all

subsequent distribution fees earned by it from the

distribution of films on behalf of that Joint Venture up to

that Joint Venture's unrecouped Expenditures.  If the Joint

Ventures are able to recoup their Expenditures, the

Distributors would be entitled to recoup these payments,

with interest calculated at 110% of the prime rate of

interest from time to time, from amounts thereafter

otherwise payable to the Partnership.

       Based on the anticipated performance of the

Partnership's films, each Distributor is required to

continue making Distribution Fee Reduction Payments with

respect to its films.  Accordingly, the Partnership's share

of distribution fees earned and expected to be earned by

the Distributors, as of December 31, 1995, of approximately

$44,000 and $395,000 have been accrued by the Partnership

and included in the receivable from the Columbia Joint

Venture and the Tri-Star Joint Venture, respectively.

       Interest-free advances (the "Advances") from the Distributors were allocated to the Partnership in the amount of $333,000 and $667,000 from the Columbia and the TriStar

Distributors, respectively.  In July, 1991, an agreement

was reached between each Distributor and each Joint Venture

whereby the recoupment of Advances paid by the Distributor

to the Joint Venture would generally be deferred until the

earlier of December 31, 1993 or the date of receipt of

proceeds of a sale or transfer by the Partnership of its

interest in the Joint Ventures or the sale or transfer by

all of the limited partners of the Partnership of their

limited partnership interests.  Since no such sale or

transfer was agreed to, in writing, by December 31, 1993,

the Distributors were entitled to retain an amount equal to

the unrecouped portion of the Advances from all amounts

thereafter otherwise payable pursuant to the Distribution

Agreement and allocable to the Partnership.  As of December

31, 1995, the Advances from the Distributors had been fully

recouped and, therefore, all subsequent amounts will be

allocated to the Partnership.

       Since the Distribution Fee Reduction Payment is

limited by the amount of distribution fees received by the

Distributors, it is anticipated that the Distribution Fee

Reduction Payments received from the Distributors will not

enable the Partnership, through each Joint Venture, to

recoup its Expenditures.

Films in Release.

       All seven films in which the Columbia Joint Venture

has an interest have been released.  Certain information

concerning these films is set forth below:

                                            Partnership's
                                            Approximate
                            Initial           Percentage
   Title                  Release Date        Interest

   Hardbodies                May 1984          10%
   Micki & Maude          December 1984
25%
   Fast Forward              February 1985
25%
   Perfect                June 1985
20.4%
   The Bride              August 1985
25%
   Big Trouble               November 1985
25%
   The Karate Kid: Part II   June 1986
10%

       All 27 films in which the Tri-Star Joint Venture
has
an interest have been released.  Certain information
concerning these films is set forth below:
                                            Partnership's
                                            Approximate
                            Initial           Percentage
   Title                  Release Date        Interest

   The Evil That Men Do   March 1984 (Foreign)      15%
                          September 1984 (Domestic)
   Where The Boys Are     May 1984              15%
   The Natural               May 1984
9.9%
   The Muppets
     Take Manhattan          July 1984
10%
   Places In The Heart       September 1984
10%
   Songwriter                October 1984
10%
   Lovelines              October 1984
10%
   Blame It On The Night  October 1984
10%
   Birdy                  December 1984
25%
   Runaway                December 1984
25%
   Berry Gordy's
     The Last Dragon         March 1985
25%
   Alamo Bay              April 1985
25%
   Little Treasure                          May
1985
10%
   Rambo: First Blood Part II               May
1985
7.5%
   Private Resort                           May
1985
25%
   Lifeforce              June 1985
7.5%
   Legend Of Billie Jean  July 1985
25%
   Real Genius               July 1985
25%
   My Man Adam            October 1985
25%
   Santa Claus: The Movie November 1985
5%
   Iron Eagle                January 1986
10%
   Labyrinth              June 1986
5%
   Nothing In Common         July 1986
10%
   Let's Get Harry           October 1986
10%
   The Principal             September 1987
10%
   Suspect                October 1987
10%
   Rambo III              May 1988

5%

     All of the films of both Joint Ventures have been

theatrically released both domestically and in foreign

markets.  In addition, all of these films have been made

available on video cassettes and have been exhibited on pay

television.  Certain of these films have been exhibited on

network television and, all of these films  are currently

available or under license for domestic syndicated

television exhibition and foreign television exhibition.

See "Distribution of Films".

       In addition to having a 10% participation interest in the motion pictures "The Principal" and "Suspect," the

Partnership, through the Tri-Star Joint Venture, is

entitled to receive an amount aggregating not more than

$520,000 based on specified percentages of the worldwide

theatrical gross receipts of those films.  Through December

31, 1995, the Partnership had received $516,000 with

respect to these participation interests.  See "Business -

Production and Acquisition of Films."

Competition.

       Competition in the motion picture industry is

intense, both in theatrical distribution as well as in the

ancillary markets where the Partnership's films are now

being distributed.  All of the "major" studios and

independent distribution companies are distributing films

that compete for the attention of purchasers of product for

these ancillary markets which include pay cable television,

home video, network television exhibition, and syndicated

television exhibition both foreign and domestic.  The

Partnership's films compete in many of these markets not

only with films that were released contemporaneously, but

also with many films that were released in prior and

subsequent years.  The level of theatrical success that a

film enjoyed is often an important factor with respect to

results achieved in these ancillary markets.

Employees.

       The Partnership has no employees.  The General
Partner, however, retains the services of Magera Management
Corporation ("Magera") to provide operational and financial services to it. See Item l0 "Directors and Executive
Officers of the Partnership-Operational and Financial
Services." Magera has eight employees who perform services for the General Partner, and for the general partners of other private and public limited partnerships, including the other Delphi Partnerships.

Item 2.  Properties.

     The executive offices of the Partnership and the

General Partner are located at 666 Third Avenue, New York,

New York  10017.  The Partnership pays no rent.

Item 3.  Legal Proceedings.

       None.

Item 4.  Submission of Matters to a Vote of Security

Holders.

       None.

                         PART II.

Item 5. Market for the Registrant's Common Equity and
       Related Security Holder Matters.

       The Partnership is a limited partnership; there is

no established public market for limited partnership units

of the Partnership.

      Effective November 9, 1992, the Partnership was

advised that Merrill Lynch, Pierce, Fenner & Smith

Incorporated ("Merrill Lynch") introduced a new limited

partnership secondary service available to its clients

through Merrill Lynch's Limited Partnership Secondary

Transaction Department.

       Beginning with the December 1994 client account

statements, Merrill Lynch implemented new guidelines for

providing estimated values of limited partnerships and

other direct investments reported on client account

statements. Pursuant to the guidelines, estimated values

for limited partnership interests originally sold by

Merrill Lynch (such as the Partnership's Units) will be

provided two times per year to Merrill Lynch by independent

valuation services.  The estimated values will be based on

financial and other information available to the

independent services on the prior August l5th for reporting

on December year-end client

account statements, and on information available to the

services on March 31st for reporting on June month-end

Merrill Lynch client account statements.  Merrill Lynch

clients may contact their Merrill Lynch Financial

Consultants or telephone the number provided to them on

their account statements to obtain a general description of

the methodology used by the independent valuation services

to determine their estimates of value.  The estimated

values provided by the independent services are not market

values and Unit holders may not be able to sell Units or

realize the amount upon a sale.  In addition, Unit holders

may not realize the independent estimated value upon the

liquidation of the Partnership over its remaining life.

       As of March 15, 1996, there were approximately 3,800

holders of record of limited partnership units of  the

Partnership.

Cash Distributions.

       The Partnership commenced making cash distributions in February 1986. The following chart sets forth the cash distributions made by the Partnership through March 15, 1996:




       Year                   Amount Per Unit

       1986                   $         650
       1987                             975
       1988                                  350
       1989                             100
       1990                                  100
       1991                                  460
       1992                                  275
       1993                               75
       1994                               25
       1995

       60 1996 (through March 15)

       0 Total                  $             3,070

Accordingly, as of March 15, 1996, the partners have

received distributions aggregating 61.4% of their

investment in the Partnership.  The Partnership does not

currently anticipate that the partners will receive cash

distributions equal to their capital contribution to the

Partnership.


Item 6.    Selected Financial Data.


                       (000's omitted except for per unit
information)
Year Ended December 31,
                       1995        1994            1993   1992
1991 <

Operating revenues(1):                    $       0   $
0 $           0              $          0$       0
Share of profit
  in motion picture
  ventures, net:                                  $1,447
$    241            $    602   $ 1,206 $2,034
Net profit (loss):                               $1,182
$   (162)           $    185  $    840 $1,755
Net profit (loss)
  per unit:                                          $   121
$     (17)         $      19 $      86$   179
Total assets:                                      $2,872
$ 2,253              $ 2,668   $ 3,207 $5,108
Total liabilities:                                $     55
$      30          $      38 $      27$     73
Cash distributions
  per unit:                                           $     60
$      25          $      75  $    275$   460



(1) The Partnership's interests in the Joint Ventures are not included in Operating Revenues as they are accounted for by the equity method.

/TABLE

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of
Operations.

       1.  Liquidity and Capital Resources.

     The Partnership has fully satisfied its commitment to

contribute funds to the Joint Ventures for the production of,

and acquisition of interests in, films.  At December 31,

1995, the Partnership held cash of approximately $155,000

and short-term investments of approximately $986,000.

Short-term investments consist solely of U.S. Government

Securities.

       As of December 31, 1995, the Partnership has

       received,

in the aggregate, approximately $528,000 and $1,467,000

(net

of amounts withheld by the Distributor for the recoupment

of the Advances) from the Columbia Joint Venture and the

TriStar Joint Venture, respectively, which represent

accrued distribution fees paid with respect to the

Distribution Fee Reduction Payments.  Since these payments

were not sufficient to enable either Joint Venture to

recoup its Expenditures, each Distributor will be required

to pay to its Joint Venture an amount equal to all

subsequent distribution fees earned by it from the

distribution of films on behalf of that Joint Venture up to

that Joint Venture's unrecouped Expenditures. If the Joint

Ventures are able to recoup their Expenditures, the

Distributors would be entitled to recoup these payments,

with interest calculated at 110% of the prime rate of

interest from time to time, from amounts thereafter

otherwise payable to the Partnership.

       Based on the anticipated performance of the

Partnership's films, each Distributor is required to

continue making Distribution Fee Reduction Payments with

respect to its films.  Accordingly, the Partnership's share

of distribution fees earned and expected to be earned by

the Distributors, as of December 31, 1995, of approximately

$44,000 and $395,000 have been accrued by the Partnership

and included in the receivable from the Columbia Joint

Venture and the Tri-Star Joint Venture, respectively.

       Since the Distribution Fee Reduction Payment is

limited by the amount of distribution fees received by the

Distributors, it is anticipated that the Distribution Fee

Reduction Payments received from the Distributors will not

enable the Partnership, through each Joint Venture, to

recoup its Expenditures.

       The Partnership received Advances in the amount of

$333,000 and $667,000 from the Columbia and the TriStar

Distributors, respectively.  In July, 1991, an agreement

was

reached between each Distributor and each Joint Venture

whereby the recoupment of Advances by the Distributor to

the Joint Venture would generally be deferred until the

earlier of December 31, 1993 or the date of receipt of

proceeds of a sale or transfer by the Partnership of its

interest in the Joint Venture or the sale or transfer by

all of the limited partners of the Partnership of their

limited partner interests.  Since no such sale or transfer

was agreed to, in writing, by December 31, 1993, the

Distributors were entitled to retain amounts equal to the

unrecouped portion of the Advances from all amounts

thereafter otherwise payable pursuant to the distribution

agreement and allocable to the Partnership.

       As of December 31, 1995, the $333,000 Advance from

the Columbia Distributor had been fully recouped and as

such, all subsequent amounts will be allocated to the

Partnership.  As of December 31, 1994, the $667,000 Advance

from the TriStar Distributor had been fully recouped and,

as such, all subsequent amounts are being allocated to the

Partnership.

       The Partnership is in the process of evaluating the

value of its interest in the film assets for the purpose of

possibly selling that interest and eventually liquidating

the Partnership.  The General Partner presently anticipates

that the Partnership will be liquidated by the end of 1996.

No assurance can be provided that the film assets will be

successfully sold, or if sold, on such schedule.  Upon the

ultimate sale of the film assets, the Partnership will

commence taking steps to liquidate and dissolve.  Since the

Partnership's obligation to make contributions to the Joint

Ventures for the production of, and acquisition of

interests in, films has been satisfied, all revenues

received by the Partnership is used to establish a reserve

for operating expenses of the Partnership and, to the

extent possible, to

make cash distributions to partners.  The Partnership does

not anticipate significant future revenues and accordingly,

the Partnership does not currently anticipate making cash

distributions to partners on a quarterly basis.  However,

the Partnership may make future distributions if it

realizes proceeds from its interest in films or from the

sale of its interest in films (should the sale occur) net

of a reserve for the Partnership's operating expenses.  The

most recent cash distribution by the Partnership was made

in November 1995.

       2.  Results of Operations.

     The Partnership's operating results are primarily

dependent upon the operating results of the Joint Ventures

and are significantly impacted by the Joint Ventures'

policies.

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

       Additionally, each Joint Venture may record income

with respect to Distribution Fee Reduction Payments, to the

extent available, which may allow it to recover its

investment in films.

       For the year ended December 31, 1995, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $228,000 due primarily to the

profitable results of certain films and the accrual of

Distribution Fee Reduction Payments.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $1,219,000, due primarily to the

recognition of distributions accrued in excess of the

Partnership's investment in the Tri-Star Joint Venture, the

profitable results of certain films and the accrual of

Distribution Fee Reduction Payments.  In addition, the

Partnership earned approximately $66,000 from its short-

term investments and incurred approximately $331,000 of

expenses from its operations, resulting in an overall net

profit of approximately $1,182,000.

       For the year ended December 31, 1994, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $166,000 due primarily to the

profitable results of certain films offset, in part, by

expenses related to foreign exchange losses.  The Tri-Star

Joint Venture had a net profit of which the Partnership's

share was approximately $75,000, due primarily to the

profitable results of certain films and the accrual of

Distribution Fee Reduction Payments offset, in part, by

expenses related to foreign exchange losses.  In addition,

the Partnership earned approximately $42,000 from its short

term investments and incurred approximately $445,000 of

expenses from its operations, resulting in an overall net

loss of approximately $162,000.

       For the year ended December 31, 1993, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $340,000 due primarily to the

profitable results of certain films and the resolution of

several outstanding issues with its Distributor.  The Tri

Star Joint Venture had a net profit of which the

Partnership's share was approximately $262,000, due

primarily to the accrual of Distribution Fee Reduction

Payments and the profitable results of certain films.  In

addition, the Partnership earned approximately $49,000 from

its short-term investments and incurred approximately

$466,000 of expenses from its operations, resulting in an

overall net profit of approximately $185,000.

       The increase in interest income for the year ended

December 31, 1995 as compared with the prior year is due

primarily to higher interest rates earned on for short-term

investments during 1995.

       The decrease in interest income for the year ended

December 31, 1994 as compared with the prior year is due

primarily to the availability of less funds for short-term

investments during 1994.

       The decrease in the Partnership's total expenses for

the year ended December 31, 1995 as compared with the prior

year is attributable to the Management Fee incurred in 1994

but not in 1995 offset, in part, by an increase in Other

Expenses.  The increase in Other Expenses is primarily due

to the reimbursement to the General Partner for out-of-

pocket expenses incurred in connection with its management

of the Partnership's business in lieu of the Management Fee

paid to the General Partner prior to 1995.

       The decrease in the Partnership's total expenses for

the year ended December 31, 1994 as compared with the prior

year is due primarily to a decrease in Other Expenses.  The

decrease in Other Expenses is primarily attributable to a

decrease in professional fees related to the performance of

fewer production and distribution audits in 1994.

       The Partnership does not believe that the impact of

inflation on the results of its operations has been

material. Item 8.    Financial Statements and Supplementary

Data.

       See the financial statements set forth in Item 14 of this annual report.


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
       None.

                         PART III.

Item 10.   Directors and Executive Officers of the
       Partnership.

       The General Partner of the Partnership is The

Delphi Group, a New York general partnership originally

formed in September 1983 by Lewis J. Korman and Delphi III

Partners. In January 1987, ML Film Entertainment Inc. ("ML

Film"), a Delaware corporation, and a wholly-owned

subsidiary of ML Leasing Equipment Corp. (which is an

indirect wholly-owned subsidiary of Merrill Lynch & Co.

Inc., and the successor in interest to Merrill Lynch

Leasing Inc. and Merlease Leasing Corp.) and an affiliate

of Merrill Lynch, Pierce, Fenner & Smith Incorporated

("Merrill Lynch"), was admitted as a partner in the

General Partner and replaced Mr. Korman as managing

partner of the General Partner (the "Managing Partner").

Set forth below is certain information regarding the

management of the General Partner.

ML Film.

The executive officers and directors of ML Film are:




Kevin K. Albert . . . . . . . .  President, Director
Robert F. Aufenanger . . .   Executive Vice President,
Director
Steven N. Baumgarten . . .  Vice President, Director

Michael E. Lurie . . . . .  . .  Vice President, Director

Diane T. Herte. .  . . . . . . . . Treasurer

       Kevin K. Albert, 43, a Managing Director of

Merrill Lynch Investment Banking Group ("ML
Investment Banking"), joined Merrill Lynch in 1981.
Mr. Albert works in the Equity Private Placement
Group and is involved in structuring and placing a diversified array of private equity financings including common stock,

preferred stock, limited partnership interests and

other equity related securities.  Mr. Albert is also a

director of  ML Media Management Inc. ("ML Media"), an

affiliate of ML Film and a joint venturer of Media

Management Partners, the general partner of ML Media

Partners, L.P.; a director of ML Opportunity Management

Inc. ("ML Opportunity"), an affiliate of ML Film and a

joint venturer in Media Opportunity Management

Partners, the general partner of ML Media Opportunity

Partners, L.P.; a director of ML Mezzanine II Inc. ("ML

Mezzanine II"), an affiliate of ML Film and the general

partner of the managing general partner of ML Lee

Acquisition Fund II, L.P. and ML Lee Acquisition Fund

(Retirement Accounts) II, L.P.; a director of ML

Mezzanine Inc. ("ML Mezzanine"), an affiliate of ML

Film and the general partner of the managing general

partner of ML Lee Acquisition Fund, L.P.; a director of

Merrill Lynch Venture Capital Inc. ("ML Venture"), an

affiliate of ML Film and the general partner of the

Managing General Partner of ML Venture Partners I, L.P.

("Venture I"), ML Venture Partners II, L.P. ("Venture

II"), and ML Oklahoma Venture Partners Limited

Partnership ("Oklahoma"); and a director of Merrill

Lynch R&D Management Inc. ("ML R&D"), an affiliate of

ML Film and the general partner of the Managing General

Partner of ML Technology Ventures, L.P. Mr. Albert also

serves as an independent general partner of Venture I

and Venture II.

       Robert F. Aufenanger, 42, a Vice President of
Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department joined Merrill
Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which affiliates of ML Film serve as general partners.  Mr. Aufenanger

is also a director of ML Media, ML Opportunity, ML

Venture, ML R&D, ML Mezzanine and ML Mezzanine II.

     Steven N. Baumgarten, 40, a Vice President of

Merrill Lynch & Co. Corporate Credit, joined Merrill

Lynch in 1986.  Mr. Baumgarten shares responsibility

for the ongoing partnerships for which subsidiaries of

ML Leasing Equipment Corp., an affiliate of Merrill

Lynch, are general partners.

       Michael E. Lurie, 52, a First Vice President of

Merrill Lynch & Co. Corporate Credit and the Director

of the Asset Recovery Management Department, joined

Merrill Lynch in 1970.  Prior to his present position,

Mr. Lurie was the Director of Debt and Equity Markets

Credit responsible for the global allocation of credit

limits and the approval and structuring of specific

transactions relating to debt and equity products.  He

also served as Chairman of the Merrill Lynch

International Bank Credit Committee.  Mr. Lurie is also

a director of ML Media, ML Opportunity, ML Venture and

ML R&D.

       Diane T. Herte, 35, an Assistant Vice President

of Merrill Lynch & Co., Corporate Credit since 1992,

joined Merrill Lynch in 1984.  Ms. Herte's

responsibilities include controllership and financial

management functions for certain partnerships for which

subsidiaries of ML Leasing Equipment Corp., an

affiliate of Merrill Lynch, are general partners.

       Mr. Aufenanger is an executive officer of Mid
Miami Diagnostics Inc. ("Mid-Miami Inc.").  On October
28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics,
L.P. filed voluntary petitions for protection from creditors under Chapter 7 of the United States
Bankruptcy Code in the United States Bankruptcy Court for the

southern District of New York.

       Merrill Lynch was a co-managing underwriter of

the initial public offering of Sony Pictures

Entertainment, Inc. ("SPE") (then known as "Tri-Star

Pictures, Inc.") securities and of several subsequent

public offerings of additional SPE securities.  In

addition, an affiliate of the Managing Partner serves

as a manager for certain film financing transactions

conducted on behalf of SPE in Japan.  Therefore, ML

Film and its affiliates could have interests that may

conflict with those of the Partnership.

       Merrill Lynch, or an affiliate, has served as a

selling agent for the public offerings of units in each

of the Delphi Partnerships.

Operational and Financial Services.

       To assist it in the performance of its duties,

the General Partner has engaged Magera, subject to the

direction and supervision of the General Partner, to

provide operational and financial services which are

provided at no additional cost to the Partnership for

each year for which there is a management fee.  Magera

is owned by Richard M. Mason and Aaron German.  Mr.

Mason, a partner of the non-managing partner of the

General Partner and the President of Magera, and Mr.

German, the Executive Vice President of Magera, also

previously acted as consultants to SPE.  Magera also

provides operational and financial services to the

general partners of other private and public limited

partnerships, including the other Delphi Partnerships,

and serves as a consultant to others engaged in the

entertainment industry.

Item 11.   Executive Compensation.

       For 1995 and subsequent years, the General
Partner is reimbursed for out-of-pocket expenses with respect to administering the Partnership and reporting to

partners. In that regard, the General Partner, on

behalf of the Partnership, has retained Magera to

provide those services to the Partnership for 1995 and

subsequent years.

       Until limited partners have received total cash

distributions equal to their capital contributions (the

"Capital Return"), they will receive 99% of, and the

General Partner will receive 1% of, all cash

distributions.  The General Partner, in addition to

receiving distributions in respect of the 1% interest

for which it has paid, will be entitled to receive

additional distributions in amounts up to 20% of all

cash distributions made after the Capital Return.

Prior to reaching the Capital Return, income will be

allocated 99% to the limited partners and l% to the

General Partner. To the extent and after the Capital

Return is reached, allocations of income would be based

on the aggregate allocations of income and losses and

cash distributions after Capital Return is reached.

The Partnership does not currently anticipate that

Capital Return will be achieved.  See Item 5 "Cash

Distributions."

Item 12.   Security Ownership of Certain Beneficial Owners

and Management.

       Tricol Partners, having an address c/o Columbia
Pictures Industries, Inc., 10202 West Washington
Boulevard, Culver City, California 90232, a partnership comprised of Columbia and TriStar, is the owner of 3,000 units of limited partnership interests of the Partnership, representing approximately 31% of all such units. As to any matters submitted to limited partners of the Partnership for a vote, Tricol Partners has agreed to vote its units in the same proportion as the votes of the other limited partners. To the best of the knowledge of the Partnership, no person

other than Tricol Partners beneficially owns in excess of

5% of the limited partnership units of the Partnership.

To the best of the knowledge of the Managing Partner, as of

March 1, 1996, no person is the beneficial owner of 5% or

more of the outstanding common stock of Merrill Lynch. Item

13.     Certain Relationships and Related Transactions.

       The Partnership's operations relating to the

ownership and exploitation of films involve Columbia or

TriStar.  See Item 1 "Business."

       The General Partner is entitled to management fees

and to a portion of cash distributions to partners.  The

General Partner of the Partnership is affiliated with the

general partner of the other Delphi Partnerships which are

limited partnerships similar to the Partnership.

                         PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.
 (a)(1)    Financial Statements:
                Delphi Film Associates III

       Independent Auditors' Report

       Balance Sheets at December 31, 1995 and 1994

       Statements of Operations for the Years
         Ended December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the
         Years Ended December 31, 1995, 1994 and
1993

       Statements of Changes in Partners' Capital

         for the Years Ended December 31, 1995,

         1994 and 1993

       Notes to Financial Statements Columbia-

               Delphi III Productions

       Independent Auditors' Report

       Balance Sheets at December 31, 1995 and 1994

         Statements of Operations for the Years
         Ended December 31, 1995, 1994 and 1993


       Statements of Cash Flows for the
         Years Ended December 31, 1995, 1994 and
1993
      Statements of Venturers' Capital for the Years Ended December 31, 1995, 1994 and

       1993 Notes to Financial Statements

               Tri-Star-Delphi III Productions

       Independent Auditors' Report

       Balance Sheets at December 31, 1995 and 1994




       Statements of Operations for the Years Ended
         December 31, 1995, 1994 and 1993

       Statements of Cash Flows for the
         Years Ended December 31, 1995, 1994 and
1993

      Statements of Venturers' Capital for the
         Years ended December 31, 1995, 1994, and
1993

       Notes to Financial Statements

 (a)(2)    Financial Statement Schedules:

          No financial statement schedules have been filed as part of this report as none are required.


(a)(3) Exhibits
Exhibit No.
       Amended Agreement
         of Limited Partnership (1)
4.l(a)

       Amendment to the Amended Agreement
         of Limited Partnership dated as of
         December 26, 1986 (3)
4.1(b)

       Joint Venture Agreements (1)
l0.1

       Product Origination
         Agreements (1)
l0.2

       Product Acquisition Agreement (1)               l0.4

       Distribution Agreements (1)
l0.5(a)

       Amendment to the Columbia Distribution
         Agreement dated January 17, 1986
(2) 10.5(b)

       Amendment to the Tri-Star
         Distribution Agreement dated
         January 17, 1986 (2)
10.5(c)

       Financial Data Schedule                         27

       (1) Incorporated by reference to the Partnership's registration statement No.2-87673, as amended, on file with the Securities and Exchange Commission.

       (2) Incorporated by reference to the Partnership's
Form 10-K for the year ended December 31, 1985 on file with the Securities and Exchange Commission.

       (3) Incorporated by reference to the Partnership's
Form 10-K for the year ended December 31, 1986 on file with the Securities and Exchange Commission.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the last

quarter of the Partnership's fiscal year ended December

31, 1995.

 (c)   Exhibits.

       The Exhibits required by Item 601 of Regulation S-

K are submitted as a separate section following the

Partnership's financial statements.

(d)    Financial Statement Schedules.

     No financial statement schedules have been filed as

part of this report as none are required.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Dated: March  26, 1996              DELPHI FILM
ASSOCIATES III
                                                  By:  THE
DELPHI GROUP
                                           General Partner
                                                  By:  ML
                                                  Film
                                      Entertainment Inc.,
Managing
                                      Partner

                                           /s/ Kevin K.
                                           Albert (Kevin K.
                                           Albert) President

       Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                Title                   Date
/s/ Kevin K. Albert     Director and President
of
March  26, 1996
(Kevin K. Albert)       the Managing Partner
                    of the General Partner
                    (principal executive
                    officer of the Registrant)

/s/ Robert F. Aufenanger              Director and
Executive Vice   March  26, 1996
(Robert F. Aufenanger)                President of the
Managing
                    Partner of the General Partner
/s/ Steven N. Baumgarten              Director and Vice
President  March  26, 1996
(Steven N. Baumgarten)  of the Managing Partner
                  of the General Partner

                                           Director and
Vice President  March 26 , 1996
(Michael E. Lurie)      of the Managing Partner
                  of the General Partner

/s/ Diane T. Herte      Treasurer of the         March
26,
1996
(Diane T. Herte)                      Managing Partner
                    of the General Partner
                    (principal financial
                    officer and principal
                    accounting officer of the
                    Registrant)

                        EXHIBIT INDEX

Page Reference

in Sequentially

Numbered Copy

               4.1(a)    Amended Agreement
                        of Limited
Partnership*


               4.1(b)     Amendment to the
                         Amended Agreement of
                         Limited Partnership dated
                         as of December 26, 1986*

               l0.l    Joint Venture Agreements*


               l0.2    Product Origination


               Agreements* l0.4    Product


               Acquisition Agreement* l0.5(a)


               Distribution Agreements*


     10.5(b)        Amendment to the Columbia
Distribution
                 Agreement dated January 17, 1986*


     10.5(c)        Amendment to the Tri-Star Distribution
                 Agreement dated January 17, 1986*
       27      Financial Data Schedule
*Incorporated by reference

               INDEPENDENT AUDITORS' REPORT

The Partners
Delphi Film Associates III:

We have audited the accompanying balance sheets of Delphi
Film Associates III (a New York Limited Partnership) as of
December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in partners' capital for each of the years in the three-year period ended
December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delphi Film Associates III (a New York Limited
Partnership) at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



                              KPMG PEAT MARWICK LLP
New York, New York
March 25, 1996

                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)

                       BALANCE SHEETS
                       (000's Omitted)

December 31,

                                1995
1994
ASSETS
Cash                                     $
$
                                       155
132 Short-Term Investments (Note 2)    986
1,033
Receivable from Columbia-Delphi
III
  Productions, net (Note 4)            640
686
Receivable from Tri-Star-Delphi
III
  Productions, net (Note 4)            503
118
Interest in Motion Picture
Venture-Columbia-
  Delphi III Productions (Notes        132
182
2 & 4)
Interest in Motion Picture
Venture-Tri-Star-
  Delphi III Productions (Notes
2 & 4)                                 456
102
                     Total               $
$
Assets                               2,872
2,253

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $
$
Payable                                 55
30
                      Total
Liabilities                             55
30

Partners' Capital (Note 1):
  General Partner                       70
64
  Limited Partners
                                     2,747
2,159

                       Total
Partners' Capital                    2,817
2,223

                       Total
Liabilities and Partners'
                                         $
$ Capital                            2,872
2,253


     See accompanying notes to the financial
statements.


                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)

                  STATEMENTS OF OPERATIONS
(000's Omitted, except net profit (loss) per unit)

                            For the Year Ended December
31,

1995           1994          1993
Interest Income               $       $
$
                             66      42
49

Expenses:
    Management Fee           --     400
400
    Other Expenses
                            331      45
66
                            331     445
466
Loss before Share of
Profit
  in Motion Picture       (265)   (403)
(417)
Ventures
Share of Profit in
Motion Picture
  Venture--Columbia-
Delphi III
  Productions (Notes 2 &    228     166
4)
340
Share of Profit in
Motion Picture
  Venture--Tri-Star-
Delphi III
   Productions (Notes 2
& 4)                      1,219      75
262

Net Profit (Loss)             $       $
$
                          1,182   (162)
185

Net Profit (Loss) Per
Unit of
  Limited Partnership
Interest
   (9,702 Units)              $       $
$
                            121    (17)
19



     See accompanying notes to the financial
statements.

                 DELPHI FILM ASSOCIATES III
              (A New York Limited
Partnership)

                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)

For the Year Ended December 31,
                                              1995
1994        1993
Cash Flow From Operating
Activities:
Net Profit (Loss)                         $         $
$
                                      1,182     (162)
185
Adjustments to reconcile Net
Profit (Loss) to net
   cash provided (used) by
operating activities:
    Share of Income in Motion       (1,447)     (241)
(602)
Picture Ventures
     Distributions from Joint         1,143       377
875
Ventures
     Changes in Assets and
Liabilities:
        (Increase) Decrease in
Receivables from
          Joint Ventures, net         (339)     (202)
20
        Increase  (Decrease) in
Accrued Expenses
          and Accounts Payable
                                         25       (8)
11
        Net Cash Provided (Used)
by Operating
           Activities
                                        564     (236)
489

Cash Flow From Investing
Activities:
Purchases of Short-Term             (3,609)   (2,508)
(2,071)
Investments
Redemptions of Short-Term
Investments                           3,656     2,658
2,303

   Net Cash Provided by Investing
     Activities
                                         47       150
232

Cash Flow From Financing
Activities:
Distributions to Partners
                                      (588)     (245)
(735)
   Net Cash Used by Financing
Activities                            (588)     (245)
(735)

Increase (Decrease) In Cash              23     (331)
(14)
Cash at beginning of year
                                        132       463
477
Cash at end of year                       $         $
$
                                        155       132
463

     See accompanying notes to the financial statements.

                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       FOR THE YEARS ENDED DECEMBER 3l, 1995, 1994 AND
       1993 (000's Omitted, except distributions per unit)

                              General           Limited
Total
Balance January 1, 1993              $         $
$
                                    73     3,107
3,180

Net Profit for the Year
Ended
  December 31, 1993                  2       183
185

Distributions to Partners
($75 per unit)                     (7)     (728)
(735)

Balance December 31, 1993           68     2,562
2,630
Net Loss for the Year Ended
  December 31, 1994                (2)     (160)
(162)
Distributions to Partners
($25 per unit)                     (2)     (243)
(245)
Balance December 31, 1994           64     2,159
2,223
Net Profit for the Year
Ended
  December 31, 1995                 12     1,170
1,182

Distributions to Partners
($60 per unit)                     (6)     (582)
(588)

Balance December 31, 1995            $         $
$
                                    70     2,747
2,817
   See accompanying notes to the financial statements.


                 DELPHI FILM ASSOCIATES III
             (A New York Limited Partnership)

               NOTES TO FINANCIAL STATEMENTS





1.  General

   Delphi Film Associates III (the "Partnership") is a limited partnership which was formed to participate in the production, ownership, and exploitation of feature length motion pictures through Columbia-Delphi III Productions, a joint venture with Columbia Pictures Industries, Inc.
("Columbia") (the "Columbia Joint Venture"), and through
TriStar-Delphi III Productions, a joint venture with TriStar Pictures, Inc. ("TriStar") (the "Tri-Star Joint
Venture") (the "Joint Ventures"). The Partnership was organized under the law of the State of New York in September 1983. The Delphi Group, a New York general partnership (the "General Partner"), is the general partner of the Partnership. The General Partner, which has the full responsibility for the management of the Partnership's business, received a fee for its management services of $400,000 in each of 1994 and 1993.

For 1995, the General Partner was reimbursed approximately

$255,000 for out-of-pocket expenses incurred in connection

with its management of the Partnership's business.  A

public offering (the "Offering") of limited partnership

interests was completed on July l7, l984.  A total of 9,702

units were sold of which 3,000 were purchased by Tricol

Partners, a partnership of TriStar and Columbia.  The

General Partner contributed $490,000, an amount equal to 1%

of the total capital contributed to the Partnership.

Profits and losses have been allocated l% to the General

Partner and 99% to the limited partners.

   The principal business of the Partnership is the

production, ownership and exploitation of motion pictures

through its participation in the Joint Ventures.

Accordingly, the Partnership's operating results are in

large part dependent upon the operating results of the

Joint Ventures and are significantly impacted by the Joint

Ventures' policies (see Note 4).

2.  Summary of Significant Accounting Policies

   (a)  Short-Term Investments

   Short-Term Investments consist solely of U.S. Government

Securities which are stated at cost plus accrued interest,

which approximates market value.

   (b)  Accounting for Participation in Joint Ventures

    The Partnership records its investment in the Joint

Ventures under the equity method of accounting. Columbia and TriStar agreed to compensate the Partnership for the unavailability to the Columbia Joint Venture and the Tri-
Star Joint Venture, respectively, of investment tax credits with respect to one of the Columbia and two of the TriStar films which had been released by paying to the Partnership in l985 an amount of $l5,000 and $497,000, respectively, equal to approximately twice the investment tax credits applicable to the Partnership's interest in those films.  These payments

had been applied as a reduction of the Partnership's

interest in the Columbia Joint Venture and Tri-Star Joint

Venture, respectively.  During the year ended December 31,

1995, the Partnership recognized distributions from the Tri-

Star Joint Venture in excess of its Interest in Motion

Picture Venture. As a result, the Partnership included an

additional $497,000 in its share of profit from the Tri-

Star Joint Venture.

   (c)  Accounting for Income Taxes

   No provision for income taxes has been made as Delphi

Film Associates III is treated as a partnership for income

tax purposes, with all income tax consequences flowing

directly to its partners.

   Effective January l, l993, the Partnership adopted

Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes."  As of December 31, 1995 and

1994, the tax bases of the Partnership's assets less

liabilities exceeded the reported amounts by approximately

$1,952,000 and $3,265,000, respectively.  The adoption of

the Statement had no impact on the Partnership's financial

statements.

3.  Supplemental Disclosure of Cash Flow Information

 No amounts for interest were paid in l995, l994 and l993.





4.  Transactions with Joint Ventures

   (a)  Interests in Motion Pictures

   The Partnership, through each Joint Venture, has

interests in 28 films ranging from approximately 5% to 25%

in (and has borne 5% to 25% of the cost of) the motion

pictures.  The Partnership also has a participation

interest in six additional films in which it made no cash

investment (the "Additional Films").

   The Partnership has satisfied its commitment to contribute funds to the Joint Ventures for the production and

acquisition of films.  Approximately two-thirds of the

aggregate amount committed by the Partnership for the

production and acquisition of films was contributed to the

Tri-Star Joint Venture and the balance to the Columbia

Joint Venture.  As of December 31, 1995, the Tri-Star Joint

Venture had an interest in twenty-two films (exclusive of

five Additional Films) for which the Partnership's cash

contributions (including interest) aggregated approximately

$38,795,000.  As of that date, the Columbia Joint Venture

had an interest in six films (exclusive of one Additional

Film) for which the Partnership's cash contributions

(including interest) aggregated approximately $l7,589,000.

   (b)  Current Operations

   As of December 31, 1995, all thirty-four films in which

the Partnership has an interest (including the six

Additional Films) had been released.  All of these films

have completed their initial theatrical release and are

being distributed in various ancillary markets.  Based on

the results of the films during the year ended December 31,

1995, and after deducting the net operating expenses of the

Partnership, the Partnership is reporting a net profit of

$1,182,000 for the year ended December 31, 1995.

   (c)  Transactions with Columbia and TriStar

   The films in which the Columbia Joint Venture has an interest are being distributed pursuant to a distribution agreement between Columbia Pictures, a division of Columbia
(a "Distributor"), and the Columbia Joint Venture. The films in which the Tri-Star Joint Venture has an interest are being distributed pursuant to a distribution agreement between TriStar Pictures (a "Distributor") and the Tri-Star
Joint Venture. The Distributors receive a fee of l7.5% of substantially all gross receipts. However, the Distributor's entitlement to this distribution fee for each film is

deferred until its Joint Venture has received from the

distribution of that film an amount equal to that spent by

the Joint Venture to produce or acquire an interest in the

film, other than amounts spent for payments in the nature

of interest (see Note 6).

   In light of the results of the Joint Venture films, net

revenues have been computed without deducting a

distribution fee to the Distributors, with the exception of

nine films for which a portion of the fees were deducted.

   (d)  Joint Venture Revenue Recognition

   Each Joint Venture recognizes net revenue from its

Distributor on an accrual basis.  Net revenues consist of

the portion of net proceeds (gross receipts less a

distribution fee, unless deferred, and other distribution

and releasing costs) or, if greater, the portion of gross

receipts payable to the Joint Venture under the

distribution agreements. However, certain advances received

by the Distributors which are includable in gross receipts

under the distribution agreements are not reflected in the

calculation of net revenues until those advances are

earned.

   (e)  Joint Venture Amortization Policies

   Unamortized production costs are amortized under the

individual film forecast method based upon net revenues

recognized in proportion to the Joint Venture's estimate of

ultimate net revenues to be received.  These costs are

compared with net realizable value on a film by film basis,

and losses are recognized to the extent of any excess of

costs over net realizable value.

   (f)  Receivable from Columbia Joint Venture, net

   This asset represents the excess of the amounts receivable by the Partnership from the Columbia Joint
Venture over amounts payable by the Partnership to the Columbia Joint

Venture.  The total receivable as of December 31, 1995 of

$640,000 consists of $596,000 accrued with respect to film

exploitation and $44,000 accrued as a Distribution Fee

Reduction Payment (as defined below in Note 6).  The total

receivable as of December 31, 1994 of $686,000 consisted of

$647,000 accrued with respect to film exploitation and

$66,000 accrued as a Distribution Fee Reduction Payment (as

defined below in Note 6), partially offset by advances to

the Partnership of $27,000 (see Note 5).

   (g)  Receivable from Tri-Star Joint Venture, net

   This asset represents the excess of the amounts

receivable by the Partnership from the Tri-Star Joint

Venture over amounts payable by the Partnership to the Tri-

Star Joint Venture.  The total receivable as of December

31, 1995 of $503,000 consists of $108,000 accrued with

respect to film exploitation and $395,000 accrued as a

Distribution Fee Reduction Payment (as defined below in

Note 6).  The total receivable as of December 31, 1994 of

$118,000 consisted of $213,000 accrued as a Distribution

Fee Reduction Payment (as defined below in Note 6),

partially offset by a net nonrefundable advance of $95,000.

5.  Advances from Distributor

   The Partnership has benefited from an arrangement between each Joint Venture and its related Distributor under which up to an aggregate of $l,000,000 (the
"Advances") has been made available to the Joint Ventures, for the benefit of the Partnership, as an interest free advance against payments that would otherwise be made to the Joint Ventures at a later date. The Partnership has received the entire $l,000,000 under these arrangements.
Each Distributor was entitled to retain an amount equal to the unrepaid portion of its Advance from any Distribution
Fee Reduction Payments (as defined below in Note 6) otherwise payable to the respective Joint

Ventures for the benefit of the Partnership.  However, in

July, 1991, an agreement was reached between each

Distributor and each Joint Venture whereby the recoupment

of Advances paid by the Distributor to the Joint Venture

would generally be deferred until the earlier of December

31, l993 or the date of receipt of proceeds of a sale or

transfer by the Partnership of its interest in the Joint

Ventures or the sale or transfer by all of the limited

partners of the Partnership of their limited partnership

interests.  Since no such sale or transfer was agreed to,

in writing, by December 31, 1993, the Distributors were

entitled to retain amounts equal to the unrecouped portion

of the Advances from all amounts thereafter otherwise

payable pursuant to the Distribution Agreement and

allocable to the Partnership.

   As of December 31, 1995, the $333,000 advance from the

Columbia Distributor has been fully recouped and, as such,

all subsequent amounts will be allocated to the

Partnership. As of December 31, l994, the $667,000 advance

from the TriStar Distributor had been fully recouped and,

as such, all subsequent amounts are being allocated to the

Partnership. 6.  Distribution Fee Reduction

   The agreements relating to the distribution of films owned by the Joint Ventures provided for a payment (the
"Distribution Fee Reduction Payment") to be made by the Distributor of an amount by which, as of June 1991, contributions by a Joint Venture for the production of and acquisition of interests in its respective films (other than sequels) (the "Expenditures") exceeded amounts paid to the Joint Venture with respect to those films. The
Partnership received approximately $528,000 from the Columbia Joint Venture and $l,467,000 from the Tri-Star
Joint Venture which represents accrued distribution fees paid as of December 31, 1995 with respect to the Distribution Fee Reduction Payments.

These payments are net of amounts withheld by the

Distributor for the recoupment of the Advances.  Since

these payments were not sufficient to enable either Joint

Venture to recoup its Expenditures, each Distributor will

be required to pay to its Joint Venture an amount equal to

all subsequent distribution fees earned by it from the

distribution of films on behalf of that Joint Venture up to

that Joint Venture's unrecouped Expenditures.  If the Joint

Ventures are able to recoup their Expenditures, the

Distributors would be entitled to recoup these payments,

with interest calculated at ll0% of the prime rate from

time to time, from amounts thereafter otherwise payable to

the Partnership.

   Based on the anticipated performance of the films

released through the Columbia Joint Venture and the Tri-

Star Joint Venture, each Distributor is required to make

Distribution Fee Reduction Payments with respect to its

films. Accordingly, distribution fees earned and expected

to be earned by the Distributors as of December 31, 1995 of

approximately

$44,000 and $395,000 have been accrued by the Partnership

and included in the receivable from the Columbia Joint

Venture and the Tri-Star Joint Venture, respectively.

   Since the Distribution Fee Reduction Payment is limited

by the amount of distribution fees received by the

Distributors, it is anticipated that the Distribution Fee

Reduction Payments received from the Distributors will not

enable the Partnership, through each Joint Venture, to

recoup its Expenditures.

    The Partnership is in the process of evaluating the value of its interest in the film assets for the purpose of possibly selling that interest and eventually liquidating the Partnership. The General Partner anticipates that the Partnership will be liquidated by the end of 1996. No assurance can be provided that the film assets will be

successfully sold, or if sold, on such schedule.  Upon the

ultimate sale of the film assets, the Partnership will

commence taking steps to liquidate and dissolve.  Since

the Partnership's obligation to make contributions to the

Joint Ventures for the production of, and acquisition of

interests in, films has been satisfied, all revenues

received by the Partnership are used to establish a

reserve for operating expenses of the Partnership and, to

the extent possible, to make cash distributions to

partners.  The Partnership does not anticipate significant

future revenues and accordingly, the Partnership does not

currently anticipate making cash distributions to partners

on a quarterly basis.  However, the Partnership may make

future distributions if it realizes proceeds from its

interest in films or from the sale of its interest in

films (should the sale occur) net of a reserve for the

Partnership's operating expenses.

             REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
Columbia - Delphi III Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of Columbia - Delphi III
Productions at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
Century City, California
March 22 , l996

               COLUMBIA-DELPHI III
                      PRODUCTIONS (A Joint
                      Venture)

                       BALANCE SHEETS
                       (000's Omitted)

      December 31,
                                               1995
1994
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $76,726 and $76,532,
respectively
    (Notes 1, 2 & 5)                     $
$
                                       760
954
Motion Picture Costs Recoverable
from
    Distribution Fees (Notes 3,        171
262
5 & 6)
Receivable from Columbia
Pictures
    (Distributor) (Note 6)
                                     2,010
2,263

                     Total         $ 2,941
$
Assets
3,479

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures
Industries, Inc.
    (Note 6)                             $
$
                                     1,541
1,812
  Payable to Delphi Film
Associates III, net
    (Note 6)                           640

  686 Advance from Columbia Pictures
Industries,
    Inc. (Distributor)  (Notes 5
& 6)                                    --
27

                      Total
Liabilities                          2,181     2,525
Venturers' Capital (Notes 1 &
3):
  Columbia Pictures Industries,        613       757
Inc.
  Delphi Film Associates III
                                       147       197

                       Total
Venturers' Capital                     760       954

                       Total
Liabilities and Venturers'
                                         $          $
Capital                              2,941      3,479

     See accompanying notes to the financial
statements.

              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)

                  STATEMENTS OF
                       OPERATIONS (000's
                       Omitted)

                                                  For
the Year Ended December 31,

1995 1994             1993
Net Revenues From Motion
Picture
    Exploitation (Notes       $       $
$
2 & 3)                      902   1,383
1,123

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs
           (Notes 2 & 5)
                            194     462
325

Income from Operations      708     921
798

Accrued Distribution Fee
  Reduction (Notes 3 &      139      --
--
5)

Interest Income              --      --
352

Other Income (Expense)
(Note 7)                     --   (199)
37

Net Income                    $       $
$
                            847     722
1,187





     See accompanying notes to the financial
statements.

              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH
                       FLOWS (000's
                       Omitted)

                                         For the Year Ended
December 31,
                                           1995
1994     1993
Cash Flow From Operating
Activities:
Net Income                               $         $
$
                                       847       722
1,187
Adjustments to reconcile Net
Income to net cash
      provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                 194       462
325
  Accrued Distributions to             344      (27)
(110)
Venturers
  Changes in Assets and
Liabilities:
      (Decrease) Increase in
Payable to Columbia
         Pictures Industries,        (271)        66
84
Inc.
      Decrease (Increase) in
Receivable from
         Columbia Pictures             253     (245)
(379)
(Distributor)
      Decrease in Investment in
Motion Picture
          Production and                --        --
488
Advertising Costs
      Decrease in Motion Picture
Costs
         Recoverable from               91       218
269
Distribution Fees
      (Decrease) Increase in
Payable to Delphi
         Film Associates III, net     (46)
26
                                                 267
      Decrease in Advance from
Columbia
         Pictures Industries,
Inc. (Distributor)                    (27)     (306)
--

          Net Cash Provided by
Operating Activities                 1,385     1,157
1,890
Cash Flow from Financing
Activities:
Distributions to Venturers
                                   (1,385)   (1,157)
(1,890)
          Net Cash Used by
Financing Activities               (1,385)   (1,157)
(1,890)

Net Change in Cash                      --        --
--
Cash at beginning of year
                                        --        --
--
Cash at end of year                      $         $
$
                                        --        --
--

     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)

              STATEMENTS OF VENTURERS' CAPITAL
                       FOR THE YEARS ENDED DECEMBER 3l,
                       1995, 1994 AND 1993 (000's Omitted)

                              Columbia        Delphi
                              Pictures           Film
Total
                              Industries,       Associates
Venturers'
                                   Inc.
III
Capital
Venturers' Capital as of             $         $         $
January 1, 1993                  1,731       498     2,229

Net Income for the Year
Ended
  December 31, 1993                847       340     1,187

Accrued Distributions to
Venturers                      (1,462)     (538)   (2,000)

Venturers' Capital as of
December 31,
    1993                         1,116       300     1,416

Net Income for the Year
Ended
  December 31, 1994                556       166       722

Accrued Distributions to
Venturers                        (915)     (269)   (1,184)

Venturers' Capital as of
December 31,
    1994                           757       197       954

Net Income for the Year
Ended
  December 31, 1995                619       228       847

Accrued Distributions to
Venturers                        (763)     (278)
(1,041)
Venturers' Capital as of
December 31,
    1995                             $         $
$
                                   613       147
760
   See accompanying notes to the financial statements.
/TABLE

              COLUMBIA - DELPHI III PRODUCTIONS
                     (A Joint Venture)

               NOTES TO FINANCIAL STATEMENTS





1. General

   Columbia-Delphi III Productions (the "Joint Venture") is

a joint venture between Columbia Pictures Industries, Inc.

("Columbia") and Delphi Film Associates III, a New York

limited partnership (the "Partnership"), formed on January

3, l984 to engage in the business of producing, owning and

exploiting feature length motion pictures.  Through the

Joint Venture, Columbia has approximately a 75%-80%

interest and the Partnership has approximately a 20%-25%

interest in, and each was responsible for those respective

percentages of, the production cost of the Joint Venture's

films ("Joint Venture Films").  The Joint Venture acquired

a 20% interest in one film (in which the Partnership has a

10% interest) distributed by Columbia and a 20% interest,

without cost to the Joint Venture, in one additional film

distributed by Columbia in which the Partnership and

Columbia each have an interest of l0% through the Joint

Venture.

   As of December 31, 1995, all five of the Joint Venture

Films and the two films in which the Joint Venture has a

20% interest had been released (see Note 5).

 All of the Joint Venture's films are distributed pursuant

to a distribution agreement between Columbia Pictures (the
"Distributor"), a division of Columbia, and the Joint
Venture (see Note 2).

   Tricol Partners, a partnership of TriStar Pictures, Inc.

(formerly Tri-Star Pictures, Inc.) ("TriStar") and

Columbia, has a limited partnership interest in the

Partnership which is equal to the proportion that its

capital contribution of $15,000,000 bears to the aggregate

capital contributed by all limited partners of $48,510,000.

Columbia contributed onethird of the amount contributed by

Tricol Partners.

   The Partnership participates in a joint venture with

TriStar (the "Other Venture") similar to the Joint Venture.

   Sony Pictures Entertainment Inc., the parent company of

Columbia and TriStar, is an indirect wholly-owned

subsidiary of Sony Corporation.





2. Summary of Significant Accounting Policies

   Recognition of Revenue

   The Joint Venture recognizes net revenues from the

Distributor on the accrual basis.  Net revenues consist of

the portion of net proceeds (gross receipts less a

distribution fee, unless deferred, and other distribution

and releasing costs) or, if greater, gross receipts payable

to the Joint Venture under the distribution agreement.

However, certain advances received by the Distributor which

are includable in gross receipts under the distribution

agreement are not reflected in the calculation of net

revenues until those advances are earned.  The Joint

Venture's advertising and promotion charge expenditures

were recovered (subject to certain limitations) from gross

receipts from all films in which the Joint Venture has an

interest.

   Distribution Fee

   The Distributor is entitled to receive a 17.5% distribution fee on all gross receipts in calculating the net proceeds to which the Joint Venture is entitled from the distribution of a film; however, the Distributor's entitlement to this distribution fee will be deferred until

the Joint Venture has received from the distribution of

that film an amount equal to the amount spent by the Joint

Venture to produce or acquire an interest in the film,

other than amounts spent for payments in the nature of

interest ("Cost Return").  After Cost Return for a film,

for purposes of determining any additional payments based

on net proceeds to which the Joint Venture is entitled in

respect of that film, the Distributor will be entitled to

receive a distribution fee equal to 17.5% of all gross

receipts of the film prior to Cost Return and 17.5% of all

additional gross receipts after Cost Return (See Note 3).

 Net revenues accrued at December 31, 1995, 1994 and 1993

have been computed without deducting a distribution fee to

the Distributor in light of the results of films released

through those respective dates, with the exception of one

films in l995 and 1994 and one film in 1993 for which a

portion of the distribution fee was deducted, and the

additional film that was acquired without cost to the Joint

Venture.

   Motion Picture Production and Advertising Costs

   Motion picture production costs include the direct costs of production plus an overhead charge equivalent to 12.5% of the direct production costs; these costs were capitalized as incurred by the Joint Venture. Payments by the Joint Venture in respect of the advertising and promotion charge payable to the Distributor were capitalized as incurred by the Joint Venture to the extent those payments benefit future periods. These costs are amortized under the individual film forecast method based upon net revenues recognized in proportion to the Joint
Venture's estimate of ultimate net revenues to be received.
Unamortized production and advertising costs are compared with net realizable value on a film by film basis and losses are recognized to the extent of any excess of

costs over net realizable value.  However, as a result of

the Joint Venture's entitlement to a payment under the

circumstances described in Note 3, where losses to the

Joint Venture are recorded in the aggregate from the

application of the above method of accounting, a review is

made of the estimated future revenues and costs on all

films of the Joint Venture in release to estimate their

ultimate profitability. If this review indicates that in

the aggregate such films are ultimately unprofitable to the

Joint Venture, an amount equal to the lesser of (a) the

distribution fees earned or expected to be earned by the

Distributor on films released or (b) the ultimate estimated

aggregate loss from production and acquisition of motion

pictures is accrued as Motion Picture Costs Recoverable

from Distribution Fees.



3. Distribution Fee Reduction (See Note 5)

   The Joint Venture was entitled to a payment from the Distributor in reduction of the Distributor's aggregate distribution fee if, by mid-l991, the Joint Venture had not received net proceeds and gross receipts (excluding amounts paid to the Joint Venture for the recovery of advertising and promotion charge payments) at least equal to the amounts spent by the Joint Venture for the production of films and the acquisition of interests in films (excluding certain amounts spent for payments in the nature of interest) (the "Expenditures"). Consequently, payments of $230,000 and $218,000 were made in 1995 and 1994, respectively, representing the amount available for the Joint Venture to be repaid, without interest, its unrecouped Expenditures to the extent of the aggregate distribution fee previously received by the Distributor.
Since the cumulative payments to December 31, l995 were not sufficient to enable the Joint

Venture to recoup its Expenditures, the Distributor will

pay the Joint Venture an amount equal to all subsequent

distribution fees earned by it until the Joint Venture has

recouped an amount equal to its Expenditures.  The

payments to the Joint Venture are allocated to the

Partnership and Columbia based on their respective

percentage interest in each film for which a distribution

fee was received.  After the Joint Venture recoups the

Expenditures, the Distributor will be entitled to recoup

these payments, with an amount in the nature of interest,

from the Joint Venture's share of subsequent net proceeds

and gross receipts and from the proceeds of any subsequent

sale of the Joint Venture's interest in films.

 If the gross receipts from a film do not exceed the costs

of distributing the film, or if the most recent payment to

the Joint Venture with respect to the film is based on

gross receipts, no amounts from the distribution of that

film will be available for payment to the Joint Venture

for this purpose.





4. Income Taxes

   No provision for income taxes is made in the Joint

Venture's financial statements since the venturers treat

the Joint Venture as a partnership for income tax

purposes, with all income tax consequences flowing

directly to the venturers.

   Effective January l, l993, the Partnership adopted
Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes."  As of October 31, 1995 and
1994 (the Joint Venture's tax year end is October 31), the tax bases of the Joint Venture's assets less liabilities exceeded amounts reported in the financial statements at December 31, 1995 and l994 by approximately $6,047,000 and

$7,683,000, respectively.  Management estimates that the

tax bases of the Joint Venture's assets and liabilities did

not differ significantly between October 31 and December 31

in 1995 and l994.  The adoption of the Statement had no

impact on the Joint Venture's financial statements.



5. Current Operations

 As of December 31, 1995, the Distributor had released all

seven films in which the Joint Venture has an interest (see

Note l).  The Joint Venture is not expected to recoup its

investment in four of these films out of the proceeds from

their distribution.  For the years ended December 31, 1995,

1994 and 1993, motion picture production costs have been

reduced by amortization of $194,000, $462,000 and $325,000,

respectively.

   Based on the anticipated performance of the films

released through December 31, 1995 and 1994, approximately

$171,000 and $262,000, respectively, were accrued as Motion

Picture Costs Recoverable from Distribution Fees in the

accompanying financial statements.  The current year

decrease in Motion Picture Costs Recoverable from

Distribution Fees of $91,000 is the result of payments made

by the Distributor of approximately $230,000 (see Note 3)

partially offset by, additional accruals of $139,000 due to

changes in expected distribution fees.

   During 1989 (and amended in 1990), an agreement was reached between the Joint Venture and the Distributor pursuant to which the Distributor made non-interest bearing advances to the Joint Venture up to an aggregate of $333,000 against amounts to be due to the Joint Venture.
Amounts advanced have been allocated to the Partnership in order to make cash distributions to its partners. The entire $333,000 had been advanced to the Partnership. In
July, l99l, an

agreement was reached between the Distributor and the

Joint Venture whereby the recoupment of advances paid by

the Distributor to the Joint Venture in the amount of

$333,000 would generally be deferred until the date of

receipt of proceeds of a sale or transfer by the

Partnership of its interest in the Joint Venture or the

sale or transfer by all of the limited partners of the

Partnership of their limited partnership interests.  Since

no such sale or transfer was agreed to, in writing, on or

before December 31, 1993, the Distributor was entitled to

retain an amount equal to the unrecouped portion of the

advances from all amounts thereafter otherwise payable

pursuant to the Distribution Agreement and allocable to

the Partnership.  In accordance with the aforementioned

agreement, as of December 31, l995, the Distributor has

recouped all of this advance which would otherwise have

been payable to the Joint Venture and allocable to the

Partnership.

6.   Receivables and Payables

An analysis of the Joint Venture's receivables and payables is as follows:


                                              AT DECEMBER 31,
1995
                        Receivable           Payable  Payable
Payable to
                          from       to        to       to
the
                        Distributor          Distributor
Columbia        Partnership
                                                (000's
omitted)
Net Proceeds and Gross          $         $         $
$
Receipts                    2,010         0     1,414
596

Accrued Distribution
Fee
  Reduction
                              171         0       127
44

      Total                     $         $         $
$
                            2,181         0     1,541
640


                                              AT DECEMBER 31,
1994
                        Receivable           Payable  Payable
Payable to
                          from       to        to       to
                        the Distributor          Distributor
Columbia        Partnership
                                                (000's
omitted)
Net Proceeds and Gross          $         $         $
$
Receipts                    2,263         0     1,616
647

Accrued Distribution          262         0       196
66
Fee
  Reduction

Advance to Partnership
                                0        27         0
(27)

      Total                     $         $         $
$
                            2,525        27     1,812

686


7. Foreign Exchange Gains and Losses

  The distribution agreement between the Joint Venture and

the Distributor provides that revenues earned in foreign

currencies be valued as of the date that monies are remitted or are "freely remittable" to the United States.  Other

Expense for the year ended December 31, l994 of $199,000

represents the cumulative difference between the monies

remitted in U.S. dollars and the value previously recorded

based on the exchange rate at the time of revenue recognition in the applicable international territory.  No such revenue

valuation adjustment was necessary in 1995.

              REPORT OF INDEPENDENT ACCOUNTANTS

Venturers
TriStar - Delphi III Productions

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of venturers' capital present fairly, in all material respects, the financial position of TriStar - Delphi III Productions at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Venture's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.
Century City, California
March  22, l996

               TRI-STAR-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)

      December 31,
                                            1995
1994
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $194,664 and $194,137,
respectively
    (Notes 1, 2 & 5)                     $
$
                                     2,666
3,193 Motion Picture Costs Recoverable
from
    Distribution Fees (Notes 3,      1,432
964
5 & 6)
Receivable from TriStar
Pictures, Inc.
    (Distributor) (Note 6)
                                       476
(287)

                     Total        $  4,574
$
Assets
3,870

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures
Inc., net
    (Note 6)                      $  1,405
$

  559 Payable to Delphi Film
Associates III, net
    (Note 6)
                                       503
118
                      Total
Liabilities                          1,908
677

Venturers' Capital (Notes 1 &
3):
  TriStar Pictures, Inc.             2,210
2,594
  Delphi Film Associates III
                                       456
599

                       Total
Venturers' Capital                   2,666
3,193

                       Total
Liabilities and Venturers'
                                         $
$
Capital                              4,574
3,870

     See accompanying notes to the financial
statements.

               TRI-STAR-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF
                       OPERATIONS (000's
                       Omitted)

                                                  For
the Year Ended December 31,

1995 1994            1993
Net Revenues From Motion
Picture
    Exploitation (Notes       $       $
$
2 & 3)                    1,634     900
764

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs
           (Notes 2 & 5)
                            527     208
293

   Income from Operations   1,107     692
                     471

Accrued Distribution Fee
    Reduction (Notes 3 &    951     318
274
5)

Other (Expense) Income
(Note 7)                     --   (629)
5

Net Income                    $       $
$
                          2,058     381
750





     See accompanying notes to the financial
statements.

               TRI-STAR-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH
                       FLOWS (000's
                       Omitted)

                                       For the Year Ended
December 31,
                                       1995
1994        1993
Cash Flow From Operating
Activities:
Net Income                                $         $
$
                                      2,058       381
750 Adjustments to reconcile Net
Income to net cash
      provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                  527       208
293
  Accrued Distributions to          (1,230)     1,810
80
Venturers
  Changes in Assets and
Liabilities:
      Increase (Decrease) in
Payable to TriStar
         Pictures, Inc.                 846   (1,078)
(34)
      (Increase) Decrease in
Receivable from
         TriStar Pictures, Inc.       (763)       909
(311)
(Distributor)
      (Increase) Decrease in
Motion Picture Costs
         Recoverable from             (468)       901
391
Distribution Fees
      Increase (Decrease) in
Payable to Delphi
         Film Associates III, net       385      (65)
(46)
      Decrease in Advance from
TriStar
         Pictures, Inc.
(Distributor)                            --     (667)
--

          Net Cash Provided by
Operating Activities                  1,355     2,399
1,123

Cash Flow from Financing
Activities:
Distributions to Venturers
                                    (1,355)   (2,399)
(1,123)

          Net Cash Used by
Financing Activities                (1,355)   (2,399)
(1,123)
Net Change in Cash                       --        --
--
Cash at beginning of year
                                         --        --
--
Cash at end of year                       $         $
$
                                         --        --
--

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI III PRODUCTIONS
                      (A Joint Venture)

              STATEMENTS OF VENTURERS' CAPITAL
                       FOR THE YEARS ENDED DECEMBER 3l,
                       1995, 1994 AND 1993 (000's
                       Omitted)

                                                   Delphi
                              TriStar          Film
Total
                              Pictures,       Associates
Venturers'
                                   Inc.
III
Capital
Venturers' Capital as of             $         $
$
January 1, 1993                  2,987       707
3,694

Net Income for the Year
Ended
  December 31, 1993                488       262
750

Accrued Distributions to
Venturers                        (706)     (337)
(1,043)

Venturers' Capital as of
December 31,
    1993                         2,769       632
3,401

Net Income for the Year
Ended
  December 31, 1994                306        75
381

Accrued Distributions to
Venturers                        (481)     (108)
(589)

Venturers' Capital as of
December 31,
    1994                         2,594       599
3,193

Net Income for the Year
Ended
  December 31, 1995              1,336       722
2,058

Accrued Distributions to
Venturers                      (1,720)     (865)
(2,585)

Venturers' Capital as of
December 31,
    1995                             $         $
$
                                 2,210       456
2,666

     See accompanying notes to the financial
statements.

               TRI-STAR-DELPHI III PRODUCTIONS
                      (A Joint Venture)

                NOTES TO FINANCIAL

                STATEMENTS

1. General

   Tri-Star-Delphi III Productions (the "Joint Venture") is a joint venture between TriStar Pictures, Inc. (formerly
TriStar Pictures, Inc.) ("TriStar") ("TSPI") and Delphi
Film Associates III, a New York limited partnership (the
"Partnership"), formed on April l8, l985 to engage in the business of producing, owning and exploiting feature length motion pictures. Generally, through the Joint Venture, TSPI has a 75% interest and the Partnership has a 25% interest in, and each was responsible for those respective percentages of, the production cost of films in which the Joint Venture has a 100% interest and which were produced by the Joint Venture ("Joint Venture Films"). The Joint
Venture engaged TSPI to produce the Joint Venture Films.
The Joint Venture also has a 20-30% interest in certain films (the "Acquired Films"), the other 70-80% interest of which is held by Tri-Star-Delphi II Productions, a joint venture between TSPI and Delphi Film Associates II, a New
York limited partnership, which was liquidated in December
1995. In addition, the Joint Venture conveyed a 20% interest in one film to Tri-Star-Delphi II Productions.
The remaining 80% interest is held 55% by TSPI and 25% by the Partnership. The Joint Venture has a 20% interest, without cost to the Partnership, in two additional films distributed by TSPI in which the Partnership has a l0% interest. However, no participation interest amounts are payable to the Partnership with respect to these two films pursuant to the distribution agreement unless and until, and then only to the extent that, the amounts payable exceed 10% of the direct production cost of the film plus an overhead charge equivalent to l2.5% of the direct production cost.

During l988, the Partnership, through the Joint Venture,

was granted a 5% participation interest without cost to the

Joint Venture in one additional film distributed by TSPI.

The Partnership will be entitled to 5% of net proceeds

after "Breakeven" has been reached.  "Breakeven" in this

instance is defined as the point at which l0% of net

proceeds equals 5% of the production cost of the film

(including an overhead charge of 12.5%).  In addition, the

Partnership through the Joint Venture has a gross

participation interest without cost to the Joint Venture in

two additional films.  The Joint Venture has acquired

interests in other films which are being distributed by

TSPI ("Other Films").  The respective venturer's percentage

interests in these Other Films was determined at the time

of the Joint Venture's acquisition of an interest in these

films and ranged from 5-l0% for each of the venturers.  All

of the Joint Venture's films are distributed pursuant to a

distribution agreement with TSPI (the "Distributor")(See

Note 2).  The general partner of the Partnership is

affiliated with the general partner of Delphi Film

Associates II.

  As of December 31, 1995, the Joint Venture had released

all twenty-seven films in which the Joint Venture has an

interest.

   The Partnership participates in a joint venture (the

"Other Venture") with Columbia Pictures Industries, Inc.

("Columbia") similar to the Joint Venture.

   Tricol Partners, a partnership of TSPI and Columbia, has a limited partnership interest in the Partnership which is equal to the proportion that its capital contribution of $15,000,000 bears to the aggregate capital contributed by all limited partners of $48,510,000. TSPI contributed two-thirds of the amount contributed by Tricol Partners.

   Sony Pictures Entertainment Inc., the parent company of

Columbia and TriStar, is an indirect wholly-owned

subsidiary of Sony Corporation.



2. Summary of Significant Accounting Policies

   Recognition of Revenue

   The Joint Venture recognizes net revenues from the

Distributor on an accrual basis.  Net revenues consist of

net proceeds (gross receipts less a distribution fee,

unless deferred, and other distribution and releasing

costs) or, if greater, gross receipts payable to the Joint

Venture under the distribution agreement.  However, certain

advances received by the Distributor which are includable

in gross receipts under the distribution agreement are not

reflected in the calculation of net revenues until those

advances are earned.

   Distribution Fee

   TSPI is entitled to receive a distribution fee equal to 17.5% on all gross receipts in calculating net proceeds to which the Joint Venture is entitled from the distribution of a film; however, TSPI's entitlement to this distribution fee is deferred until the Joint Venture has received from the distribution of that film an amount equal to the amount spent by the Joint Venture to produce or acquire an interest in that film, other than amounts spent for payments in the nature of interest ("Cost Return"). After
Cost Return for a film, in calculating subsequent payments to the Joint Venture based on net proceeds, the Distributor will be entitled to recoup from gross receipts the entire deferred amount of the distribution fee plus its 17.5% distribution fee on a current basis (see Note 3). Net revenues accrued at December 31, 1995, 1994 and 1993 have been computed without deducting a distribution fee to the Distributor in light of the results of films released through those respective dates, with the

exception of seven films in 1995 and six films in l994 and

l993 for which a portion of the distribution fee has been

deducted from accrued revenues.

   Motion Picture Production and Advertising Costs

   Motion picture production costs include the direct costs of production plus an overhead charge equivalent to 12.5% of the direct production costs; these costs were capitalized as incurred by the Joint Venture. Payments by the Joint Venture in respect of the advertising and promotion charge payable to the Distributor were capitalized as incurred by the Joint Venture to the extent those payments benefit future periods. These costs are amortized under the individual film forecast method based upon net revenue recognized in proportion to the Joint
Venture's estimate of ultimate net revenues to be received.
Unamortized production costs are compared with net realizable value on a film by film basis and unamortized advertising costs are compared with net realizable value in the aggregate: losses are recognized to the extent of any excess of costs over net realizable value. However, as a result of the Joint Venture's entitlement to a payment under the circumstances described in Note 3, where losses are recorded in the aggregate from the application of the above method of accounting, a review is made of the estimated future revenues and costs on all films of the Joint Venture in release to estimate their ultimate profitability. If this review indicates that in the aggregate such films are ultimately unprofitable to the Joint Venture an amount equal to the lesser of (a) the distribution fees earned or expected to be earned by the Distributor on films released or (b) the ultimate estimated aggregate loss from production and acquisition of motion pictures is accrued as Motion Picture Costs Recoverable from Distribution Fees.


3.  Distribution Fee Reduction (see Note 5)

   The Joint Venture was entitled to a payment from TSPI in

reduction of its aggregate distribution fee if, by mid-

1991, the Joint Venture had not received net proceeds and

gross receipts (excluding amounts paid to the Joint Venture

for the recovery of its advertising and promotion charge

payments) at least equal to the amounts spent by the Joint

Venture for the production of films and the acquisition of

interests in films (excluding certain amounts spent for

payments in the nature of interest) (the "Expenditures").

Consequently, payments of $483,000, $1,218,000 and $665,000

were made in 1995, 1994 and l993, respectively,

representing the amount available for the Joint Venture to

be repaid, without interest, its unrecouped Expenditures to

the extent of the aggregate distribution fee previously

received by the Distributor.  Since the cumulative payments

through December 31, 1995 were not sufficient to enable the

Joint Venture to recoup its Expenditures, the Distributor

will pay to the Joint Venture an amount equal to all

subsequent distribution fees earned by it until the Joint

Venture has recouped an amount equal to its Expenditures.

The payments to the Joint Venture are allocated to the

Partnership and TSPI based on their respective percentage

interest in each film for which a distribution fee was

received.  After the Joint Venture recoups the

Expenditures, the Distributor will be entitled to recoup

these payments, with an amount in the nature of interest,

from the Joint Venture's share of subsequent net proceeds

and gross receipts, from the proceeds of any subsequent

sale of the Joint Venture's interest in the films and from

certain other amounts payable to the Joint Venture.

   The amount available for payment to the Joint Venture by the Distributor is limited to the Joint Venture's appropriate ownership percentage in that film multiplied by the

distribution fee paid to the Distributor for that film.  If

the gross receipts from a film do not exceed the costs of

distributing the film or, generally, if the most recent

payment to the Joint Venture with respect to the film is

based on gross receipts, no amounts from the distribution

of that film will be available for payment to the Joint

Venture for this purpose.

4. Income Taxes

   No provision for income taxes is made in the Joint

Venture's financial statements since the venturers treat

the Joint Venture as a partnership for income tax purposes,

with all income tax consequences flowing directly to the

venturers.

   Effective January l, l993, the Joint Venture adopted

Statement of Financial Accounting Standards No. 109,

"Accounting for Income Taxes."  As of October 31, 1995 and

1994 (the Joint Venture's tax year end is October 31), the

tax bases of the Joint Venture's assets less liabilities

exceeded amounts reported in financial statements at

December 31, l995 and l994 by approximately $23,758,000 and

$24,407,000, respectively.  Management estimates that the

tax bases of the Joint Venture's assets and liabilities did

not differ significantly between October 31 and December 31

in l995 and l994.  The adoption of the Statement had no

impact on the Joint Venture's financial statements.





5. Current Operations

 As of December 31, 1995, the Distributor had released all

twenty-seven films in which the Joint Venture has an interest. The Joint Venture is not expected to recoup its investment in fourteen of these films out of the proceeds from their distribution. For the years ended December 31,

1995, 1994 and 1993, motion picture production and

advertising costs have been reduced by amortization

of $527,000, $208,000 and $293,000, respectively.

    Based upon the anticipated performance of the films

released, approximately $1,432,000 and $964,000,

respectively, were accrued as Motion Picture Costs

Recoverable from Distribution Fees at December 31, 1995 and

l994, respectively, in the accompanying financial

statements. The current year increase in Motion Picture

Costs Recoverable from Distribution Fees of $468,000

consists of an increase in the estimated distribution fee

to be earned by the Distributor of approximately $951,000

partially offset by a Distribution Fee Reduction Payment of

$483,000 (see Note 3).

   An agreement was reached during 1989 (and amended in

   1990)

between the Joint Venture and the Distributor whereby the

Distributor agreed to make non-interest bearing advances to

the Joint Venture of up to an aggregate amount of $667,000

against amounts to be due to the Joint Venture.  Amounts

advanced have been allocated to the Partnership in

order for it to make cash distributions to its partners.
The entire $667,000 had been advanced to the Partnership.
In July, l99l, an agreement was reached between the Distributor and the Joint Venture whereby the recoupment of advances paid by the Distributor to the Joint Venture in the amount of $667,000 would generally be deferred until the date of receipt of proceeds of a sale or transfer by the Partnership of its interest in the Joint Venture or the sale or transfer by all of the limited partners of the Partnership of their limited partnership interests. Since no such sale or transfer was agreed to, in writing, on or before December 31, 1993, the Distributor is entitled to retain an amount equal to the unrecouped portion of the advances from all amounts thereafter otherwise payable pursuant to the Distribution

Agreement and allocable to the Partnership.  As of

December 31, 1995, the entire advance of $667,000 has

been recouped by the Distributor.

6. Receivables and Payables

   An analysis of the Joint Venture's receivables and

payables is as follows:

                                        AT DECEMBER 31,
1995                    Receivable  Payable   Payable to
                          from        to        to the
                        Distributor  TSPI     Partnership
                                   (000's omitted)
Net Proceeds and Gross          $         $         $
Receipts                      476       368       108

Accrued Distribution
Fee
  Reduction
                            1,432     1,037       395


      Total                     $         $         $
                            1,908     1,405       503




                                        AT DECEMBER 31,
1994

                        Receivable            Payable Payable
to
                          from          to      to the
                        Distributor            TSPI
Partnership
                                   (000's omitted)
Net Proceeds and Gross          $         $         $
Receipts                    (287)     (192)      (95)

Accrued Distribution
Fee
  Reduction
                              964       751       213

      Total                     $         $         $
                              677       559       118

A contra receivable balance from the Distributor arises as

unearned advances previously remitted to the Joint Venture

by the Distributor (See Note 2) exceed regular receivables.


7.    Foreign Exchange Gains and Losses

        The distribution agreement between the Joint Venture

and the Distributor provides that revenues earned in foreign currencies be valued as of the date that monies are remitted or are "freely remittable" to the United States.  Other Expense for the year ended December 31, l994 of $629,000 represents the cumulative difference between the monies remitted in U.S.

dollars and the value previously recorded based on the exchange rate at the time of revenue recognition in the applicable

international territory.  No such revenue valuation adjustment was necessary in 1995.