Form 10-Q
period 1996-03-31
DELPHI FILM ASSOCIATES III
filed 1996-05-14
CIK 732288

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of
             the Securities Exchange Act of 1934
            For the Quarter Ended March 31, 1996

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
                       (000's Omitted)
                          Unaudited

                                   March     December
                                31,         31,

                                1996        1995

ASSETS
Cash                                     $           $
                                       164         155
Short-Term Investments               1,118         986
Receivable from Columbia-Delphi
III
  Productions                          678         640
Receivable from Tri-Star-Delphi
III
  Productions                          463         503
Interest in Motion Picture
Venture-Columbia-
  Delphi III Productions               118         132
Interest in Motion Picture
Venture-Tri-Star-
  Delphi III Productions
                                       436         456
                     Total               $           $
Assets                               2,977       2,872

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 34          55
                      Total
Liabilities                             34          55

Partners' Capital (Note 2):
  General Partner                       71          70
   Limited Partners
                                     2,872       2,747

                       Total
Partners' Capital                    2,943       2,817

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,977       2,872


     See accompanying notes to the financial statements.


                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
        (000's Omitted, except net  profit per unit)
                          Unaudited


                                              For the Three
Months Ended March 31,
                                                        1996
1995
Interest Income               $       $
                             13      16

Expenses:
    Operating Expenses
                             63      61

                             63      61

Loss before Share of
Profit
  in Motion Picture        (50)    (45)
Ventures
Share of Profit in
Motion Picture
  Venture--Columbia-
Delphi III
   Productions               99
                                     18
Share of Profit in
Motion Picture
    Venture--Tri-Star-
Delphi III
     Productions
                             77     181

Net  Profit                   $       $
                            126     154

Net  Profit Per Unit of
  Limited Partnership
Interest
   (9,702 Units)              $       $
                             13      16



     See accompanying notes to the financial statements.



                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Three Months Ended March 31,

   1996                               1995
Cash Flow From Operating
Activities:
Net Profit                                   $           $
                                           126         154
Adjustments to reconcile Net
Profit to net cash
   provided by operating
activities:
    Share of Profit in Motion
Picture
      Ventures                           (176)       (199)
     Distributions from Joint              210         218
Ventures
     Changes in Assets and
Liabilities:
        Decrease (Increase) in
Receivables from
          Joint Ventures, net                2        (30)
        Decrease in Accrued
Expenses and
          Accounts Payable
                                          (21)        (13)

        Net Cash Provided  by
Operating
           Activities
                                           141         130

Cash Flow From Investing
Activities:
Purchases of Short-Term                  (619)       (631)
Investments
Redemptions of Short-Term
Investments                                487         484

   Net Cash Used  by Investing
     Activities
                                         (132)       (147)

Increase (Decrease) In Cash                  9        (17)
Cash at beginning of period
                                           155         132

Cash at end of period                        $           $
                                           164         115


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

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of March 31, 1996

and the results of operations and cash flows for the periods ended March 31, 1996 and 1995.  Results of operations for

the period ended March 31, 1996 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    As of March 31, 1996, all thirty-four films in which

the Partnership has an interest had been released.  All of

these films have completed their theatrical release and are

being distributed in various ancillary markets.

    As of March 31 1996, the Partnership received in the

aggregate approximately $531,000 and $1,503,000 from the

Columbia Joint Venture and the Tri-Star Joint Venture,

respectively, which represents accrued distribution fees

paid with respect to the Distribution Fee Reduction

Payments.  These payments are net of amounts withheld by

each Distributor for the recoupment of the Advances.   Since

these Distribution Fee Reduction Payments were not

sufficient to enable either Joint Venture to recoup amounts

spent by the respective Joint Venture for the production of

films and the acquisition of interests in films (excluding

amounts spent for payments in the nature of interest) (the

"Expenditures"), each Distributor is required to pay to each

Joint Venture an amount equal to all subsequent distribution fees earned by it from the distribution of films on behalf

of that Joint Venture up to that Joint Venture's unrecouped

Expenditures.  If the Joint Ventures are able to recoup

their Expenditures, each of the Distributors would be

entitled to recoup these payments, with interest, from

amounts thereafter otherwise payable to the Partnership.

    Based on the anticipated performance of the

Partnership's films, each Distributor is required to

continue making Distribution Fee Reduction Payments with

respect to its films.  Accordingly, the Partnership's share

of distribution fees earned and expected to be earned by the

Distributors as of March 31, 1996 of approximately $45,000

and $358,000 have been accrued by the Partnership as a

receivable from the Columbia Joint Venture and the Tri-Star

Joint Venture, respectively.

    For the purpose of computing the net  profit per unit,

the net  profit for the period is allocated  99% to the

limited partners and 1% to the General Partner.

3.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Partnership's Annual

Report on Form 10-K for the year ended December 31, 1995 on

file with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition
And Results of Operations

a.  Financial Condition


    The Partnership has fully satisfied its commitments to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  At March 31,

1996, the Partnership held cash of approximately $164,000

and short-term investments of approximately $1,118,000.

    Based on the performance of the films released through

the Columbia Joint Venture and the Tri-Star Joint Venture,

as of  March 31,1996, the Distributors made Distribution Fee

Reduction Payments with respect to their films of which

approximately $531,000 and $1,503,000, respectively, was

allocated to the Partnership.  The payments are net of

amounts withheld by the Distributor for the recoupment of

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

    The Partnership commenced cash distributions to its

partners in February 1986.  Distributions to limited

partners through March 31, 1996 have aggregated $3,070 per

unit (61.4% of the limited partners' original $5,000

investment in the Partnership).

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

    For the three months ended March 31, 1996, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $99,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $77,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $13,000 of interest income from its

short-term investments and incurred approximately $63,000 of expenses from its operations, resulting in an overall net

profit to the Partnership of approximately $126,000.

    For the three months ended March 31, 1995, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $18,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $181,000, due primarily to the accrual of

Distribution Fee Reduction Payments and  the profitable

results of certain films.  In addition, the Partnership

earned approximately $16,000 of interest income from its

short-term investments and incurred approximately $61,000 of expenses from its operations, resulting in an overall net

profit to the Partnership of approximately $154,000.



    The decrease in interest income for the three month

period ended March 31, 1996 as compared with the

corresponding period in 1995 is due primarily to lower

interest rates earned on short-term investments during 1996.

     The  Partnership's operating expenses  for the three

month period ended March 31, 1996 as compared with the

corresponding period in 1995 was virtually unchanged.

               COLUMBIA-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                     March    December
                                 31,         31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $76,784 and $76,726,             $             $
respectively                          702           760
Motion Picture Costs Recoverable
from
    Distribution Fees                 180           171
Receivable from Columbia
Pictures
    (Distributor)
                                    2,100         2,010
                     Total        $ 2,982             $
Assets                                            2,941

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures          $             $
Industries, Inc.                    1,602         1,541
  Payable to Delphi Film
Associates III                        678           640

                      Total
Liabilities                         2,280         2,181

Venturers' Capital:
  Columbia Pictures Industries,       569           613
Inc.
  Delphi Film Associates III
                                      133           147

                       Total
Venturers' Capital                    702           760

                       Total
Liabilities and Venturers'
                                        $  $      2,941
Capital                             2,982

     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited

                                             For the Three
Months Ended March 31,

1996          1995
Net Revenue From Motion
Picture
    Exploitation              $       $
                            378      86

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs                        58      43

Income from Operations               43
                            320

Accrued Distribution Fee
     Reduction
                             16       0

Net Income                    $       $
                            336      43










     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the ThreeMonths Ended March 31,

1996                          1995
Cash Flow From Operating
Activities:
Net Income                                  $            $
                                          336           43
Adjustments to reconcile Net
Income to net cash
      provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                     58           43
  Accrued Distributions to               (99)          251
Venturers
  Changes in Assets and
Liabilities:
      Increase (Decrease) in
Payable to Columbia
         Pictures Industries,              61        (183)
Inc.
      (Increase) Decrease in
Receivable from
         Columbia Pictures               (90)          157
(Distributor)
      (Increase) Decrease in
Motion Picture Costs
         Recoverable from                 (9)
Distribution Fees                                       94
      Increase (Decrease)  in
Payable to Delphi
         Film Associates III, net          38
                                                      (41)
      Decrease in Advance from
Columbia
         Pictures Industries,
Inc. (Distributor)                          0         (27)

          Net Cash Provided by
Operating Activities                      295          337

Cash Flow from Financing
Activities:
Distributions to Venturers
                                        (295)        (337)

          Net Cash Used by
Financing Activities                    (295)        (337)

Net Change in Cash                          0            0
Cash at beginning of period
                                            0            0
Cash at end of period                       $            $
                                            0            0


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

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of  March 31,

1996 and the results of its operations and cash flows for

the periods ended March 31, 1996 and 1995.  Results of

operations for the period ended March 31, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All seven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three

 month period ended March 31, 1996, the Joint Venture is

reporting net revenue of  $378,000,  due primarily to the

performance of its films in the worldwide free and pay

television markets.

    For the three month period ended March 31, 1995, the

Joint Venture reported net revenue of $86,000 due primarily

to the performance of the films in the worldwide free

television market.

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

Payments totaling $2,343,000 were made to the Joint Venture

representing the aggregate distribution fee previously

received by its Distributor.  The payment to the Joint

Venture was allocated to the Partnership and Columbia based

on their respective percentage interest in a film for which

a distribution fee was received.  In addition, the

Distributor is required to pay to the Joint Venture an

amount equal to all subsequent distribution fees earned by

it until the Joint Venture has recouped an amount equal to

its Expenditures.  Accordingly, $180,000 has been accrued as

Motion Picture Costs Recoverable from Distribution Fees as

of March 31, 1996, in the accompanying financial statements.



4.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1995.

              TRI-STAR -DELPHI III PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                             December
                                 March 31,   31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization of
    $194,723 and $194,664,        $ 2,607            $
respectively                                     2,666
Motion Picture Costs Recoverable
from
     Distribution Fees              1,347        1,432
Receivable from TriStar
Pictures, Inc.
     (Distributor)
                                      479          476
                     Total        $ 4,433            $
Assets                                           4,574

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,    $ 1,363            $
Inc.                                             1,405
  Payable to Delphi Film
Associates III                        463          503

                      Total
Liabilities                         1,826        1,908

Venturers' Capital:
  TriStar Pictures, Inc.            2,171        2,210
   Delphi Film Associates III
                                      436          456

                       Total
Venturers' Capital                  2,607        2,666

                       Total
Liabilities and Venturers'
                                        $            $
Capital                             4,433        4,574

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                                For the
Three Months Ended March 31,

1996          1995
Net Revenue From Motion
Picture
    Exploitation              $       $
                            354     117

Less: Amortization  of
Motion
          Picture
Production
           and
Advertising Costs            59      22

Income from Operations      295      95

Accrued Distribution Fee
     Reduction
                              0     461

Net Income                    $       $
                            295     556





     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Three Months Ended March 31,

1996                              1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           295         556
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                  59          22
  Accrued Distributions to                  82       (259)
Venturers
  Changes in Assets and
Liabilities:
       (Decrease) Increase in
Payable to Delphi
         Film Associates III, net         (40)          71
        (Decrease ) Increase  in
Payable to TriStar
         Pictures, Inc.                  (42)          188
       Increase in Receivable
from TriStar
         Pictures, Inc.                    (3)           0
(Distributor)
       Increase in Payable to
TriStar
          Pictures, Inc.                     0          59
(Distributor)
       Decrease (Increase) in
Motion Picture Costs
         Recoverable from
Distribution Fees                           85       (318)

        Net Cash Provided by
Operating
           Activities
                                           436         319

Cash Flow From Financing
Activities:
Distributions to Venturers
                                         (436)       (319)

       Net Cash Used by Financing
Activities                               (436)       (319)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0

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

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of March 31, 1996 and the results of its operations and cash flows for the

periods ended March 31, 1996 and 1995.  Results of

operations for the period ended March 31, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All twenty-seven films in which the Joint Venture has

an interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the



three month period ended March 31, 1996 the Joint Venture is reporting net revenue of $354,000, due primarily to the

performance of its films in the worldwide free and pay

television markets.

    For the three month period ended March 31, 1995, the

Joint Venture reported net revenue of $117,000 due primarily to the performance of its films in the worldwide free

television market.  For the three month period ended March

31, 1995, the Joint Venture recorded an increase of $461,000 in Motion Picture Costs Recoverable from Distribution Fees

due to a change in the estimated distribution fee to be

earned by the Distributor.

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

Payments totaling $4,662,000 were made to the Joint Venture

representing the aggregate distribution fee previously

received by its Distributor.  The payment to the Joint

Venture was allocated to the Partnership and TriStar based

on their respective percentage interest in the films for

which a distribution fee was received.  The Distributor is

required to pay to the Joint Venture an amount equal to all

subsequent distribution fees earned by it until the Joint

Venture has recouped an amount equal to its Expenditures.

Accordingly, $1,347,000 has been accrued as Motion Picture

Costs Recoverable from Distribution Fees as of March 31,

1996, in the accompanying financial statements.



4.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1995.

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


                              DELPHI FILM ASSOCIATES III
                              A New York Limited Partnership

                              By:  THE DELPHI GROUP,
                                   General Partner

                              By:  ML Film Entertainment,
Inc.,
                                   Managing Partner




       May 10, 1996           /s/ Diane T.
Herte________________
     Date                     Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



        May 10, 1996          /s/ Steven N.
Baumgarten__________
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the
                               Managing Partner of the
General Partner