Form 10-Q
period 1996-06-30
DELPHI FILM ASSOCIATES III
filed 1996-08-14
CIK 732288

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the Quarter Ended June 30, 1996

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
                       (000's Omitted)
                          Unaudited

                                      June   December
                                30,         31,

                                1996        1995

ASSETS
Cash                                     $           $
                                       191         155
Short-Term Investments                 547         986
Receivable from Columbia-Delphi
III
  Productions                          534         640
Receivable from Tri-Star-Delphi
III
  Productions                          307         503
Interest in Motion Picture
Venture-Columbia-
  Delphi III Productions               118         132
Interest in Motion Picture
Venture-Tri-Star-
  Delphi III Productions
                                       428         456
                     Total               $           $
Assets                               2,125       2,872

LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and Accounts          $           $
Payable                                 26          55
                      Total
Liabilities                             26          55

Partners' Capital (Note 2):
  General Partner                       63          70
   Limited Partners
                                     2,036       2,747

                       Total
Partners' Capital                    2,099       2,817

                       Total
Liabilities and Partners'
                                         $           $
Capital                              2,125       2,872


     See accompanying notes to the financial statements.


                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)
                  STATEMENTS OF OPERATIONS
     (000's Omitted, except net (loss) profit per unit)
                          Unaudited


                                                        For
the Three Months    For the Six Months
                          Ended June 30,        Ended June
30,
                                                        1996
1995                   1996            1995
Interest Income               $       $      $       $
                             13      18     26      34

Expenses:
    Operating Expenses
                             76      66    139     127

                             76      66    139     127

Loss before Share of
Profit
  in Motion Picture        (63)    (48)  (113)    (93)
Ventures
Share of Profit in
Motion Picture
  Venture--Columbia-
Delphi III
   Productions               10      46    109      64
Share of Profit in
Motion Picture
    Venture--Tri-Star-
Delphi III
     Productions
                             42     175    119     356

Net  (Loss) Profit            $       $      $       $
                           (11)     173    115     327

Net  (Loss) Profit Per
Unit of
  Limited Partnership
Interest
   (9,702 Units)              $       $      $       $
                            (1)      17     12      33



     See accompanying notes to the financial statements.



                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited

For the Six Months Ended June 30,

   1996                               1995
Cash Flow From Operating
Activities:
Net Profit                                   $           $
                                           115         327
Adjustments to reconcile Net
Profit to net cash
   provided by operating
activities:
    Share of Profit in Motion
Picture
      Ventures                           (228)       (420)
     Distributions from Joint              270         531
Ventures
     Changes in Assets and
Liabilities:
        Decrease (Increase) in
Receivables from
          Joint Ventures, net              302        (83)
        Decrease in Accrued
Expenses and
          Accounts Payable
                                          (29)        (30)

        Net Cash Provided  by
Operating
           Activities
                                           430         325

Cash Flow From Investing
Activities:
Purchases of Short-Term                (2,160)     (1,586)
Investments
Redemptions of Short-Term
Investments                              2,599       1,616

   Net Cash Provided  by
Investing Activities                       439          30

Cash Flow from Financing
Activities:
Distribution to Partners
                                         (833)       (343)

     Net Cash Used by Financing
Activities                               (833)       (343)

Increase In Cash                            36          12
Cash at beginning of period
                                           155         132

Cash at end of period                        $           $
                                           191         144

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

statements of the Partnership included in the Annual Report

on Form 10-K for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Partnership as of June 30, 1996

and the results of operations and cash flows for the periods ended June 30, 1996 and 1995.  Results of operations for the three and six month periods ended June 30, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    As of June 30, 1996, all thirty-four films in which the

Partnership has an interest had been released.  All of these films have completed their theatrical release and are being

distributed in various ancillary markets.

    As of June 30 1996, the Partnership received in the

aggregate approximately $553,000 and $1,613,000 from the

Columbia Joint Venture and the Tri-Star Joint Venture,

respectively, which represents accrued distribution fees

paid with respect to the Distribution Fee Reduction

Payments.  These payments are net of amounts withheld by

each Distributor for the recoupment of the Advances made by

each Distributor.   Since these Distribution Fee Reduction

Payments were not sufficient to enable either Joint Venture

to recoup amounts spent by the respective Joint Venture for

the production of films and the acquisition of interests in

films (excluding amounts spent for payments in the nature of interest) (the "Expenditures"), each Distributor is required to pay to each Joint Venture an amount equal to all

subsequent distribution fees earned by it from the

distribution of films on behalf of that Joint Venture up to

that Joint Venture's unrecouped Expenditures.  If a Joint

Venture is able to recoup its Expenditures, the respective

Distributor would be entitled to recoup these payments, with interest, from amounts thereafter otherwise payable to the

Partnership.

    Based on the anticipated performance of the

Partnership's films, each Distributor is required to

continue making Distribution Fee Reduction Payments with

respect to its films.  Accordingly, the Partnership's share

of distribution fees earned and expected to be earned by the

Distributors as of June 30, 1996 of approximately $23,000

and $248,000 have been accrued by the Partnership as a

receivable from the Columbia Joint Venture and the Tri-Star

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

Management's Discussion and Analysis of Financial Condition
And Results of Operations

a.  Financial Condition


    The Partnership has fully satisfied its commitments to

contribute funds to the Joint Ventures for the production

of, and acquisition of interests in, films.  At June 30,

1996, the Partnership held cash of approximately $191,000

and short-term investments of approximately $547,000.

    Based on the performance of the films released through

the Columbia Joint Venture and the Tri-Star Joint Venture,

as of  June 30,1996, the Distributors made Distribution Fee

Reduction Payments with respect to their films of which

approximately $553,000 and $1,613,000, respectively, was

allocated to the Partnership.  The payments are net of

amounts withheld by the Distributor for the recoupment of

Advances made by each Distributor.  Since these payments

were not sufficient to enable either Joint Venture to recoup its Expenditures, each Distributor is required to pay its

respective Joint Venture an amount equal to all subsequent

distribution fees earned by it from the distribution of

films on behalf of that Joint Venture up to its unrecouped

Expenditures.  If a Joint Venture is able to recoup its

Expenditures, the respective Distributor will be entitled to recoup these payments, with interest, from amounts

thereafter otherwise payable to the Partnership.

    The Partnership is in the process of evaluating the

value of its interest in the film assets for the purpose of

possibly selling that interest and eventually liquidating

the Partnership.  The General Partner anticipates that the

Partnership will be liquidated by the end of 1996.  No

assurance can be provided that the film assets will be

successfully sold, or if sold, when such sale would occur.

Upon the ultimate sale of the film assets, the Partnership

will commence taking steps to dissolve and liquidate.  Since the Partnership's obligation to make contributions to the

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

    The Partnership commenced cash distributions to its

partners in February 1986.  Distributions to limited

partners through June 30, 1996 have aggregated $3,155 per

unit (63.1% of the limited partners' original $5,000

investment in the Partnership), including $85 per unit that

was distributed on May 30, 1996.

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

    For the three months ended June 30, 1996, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $10,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $42,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $13,000 of interest income from its

short-term investments and incurred approximately $76,000 of expenses from its operations, resulting in an overall net

loss to the Partnership of approximately $11,000.

    For the three months ended June 30, 1995, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $46,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $175,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $18,000 of interest income from its

short-term investments and incurred approximately $66,000 of expenses from its operations, resulting in an overall net

profit to the Partnership of approximately $173,000.

    For the six months ended June 30, 1996 the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $109,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $119,000, due primarily to the profitable

results of certain films.  In addition, the Partnership

earned approximately $26,000 of interest income from its

short-term investments and incurred approximately $139,000

of  expenses from its operations, resulting in an overall

net profit to the Partnership of approximately $115,000.

    For the six months ended June 30, 1995, the Columbia

Joint Venture had a net profit of which the Partnership's

share was approximately $64,000, due primarily to the

profitable results of certain films.  The Tri-Star Joint

Venture had a net profit of which the Partnership's share

was approximately $356,000, due primarily to the profitable

results of certain films and the accrual of Distribution Fee

Reduction Payments.  In addition, the Partnership earned

approximately $34,000 of interest income from its short-term investments and incurred approximately $127,000 of  expenses from its operations, resulting in an overall net profit to

the Partnership of approximately $327,000.

    The decrease in interest income for the three and six

month periods ended

June 30, 1996 as compared with the corresponding periods in

1995 is due primarily to lower interest rates earned on

short-term investments during 1996.

     The  increase in operating expenses  for the three and

six month periods ended June 30, 1996 as compared with the

corresponding periods in 1995, is due primarily to the

increase in the reimbursement to the General Partner for out-

of-pocket expenses incurred in connection with its

management of the Partnership's business.

               COLUMBIA-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                     June     December
                                 30,         31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $76,788 and $76,726,             $             $
respectively                          698           760
Motion Picture Costs Recoverable
from
    Distribution Fees                  89           171
Receivable from Columbia
Pictures
    (Distributor)
                                    1,660         2,010
                     Total        $ 2,447             $
Assets                                            2,941

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures          $             $
Industries, Inc.                    1,215         1,541
  Payable to Delphi Film
Associates III                        534           640

                      Total
Liabilities                         1,749         2,181

Venturers' Capital:
  Columbia Pictures Industries,       565           613
Inc.
  Delphi Film Associates III
                                      133           147

                       Total
Venturers' Capital                    698           760

                       Total
Liabilities and Venturers'
                                        $  $      2,941
Capital                             2,447

     See accompanying notes to the financial statements.

              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


For the Three Months     For the Six Months
                          Ended June 30,        Ended June
30,

1996          1995        1996                   1995
Net Revenue From Motion
Picture
    Exploitation              $       $      $       $
                             36     199    414     285

Less: Amortization of
Motion
         Picture
Production and
          Advertising
Costs                         4      32     62      75

Income from Operations       32     167    352     210

Accrued Distribution Fee
     Reduction
                              0       0     16       0

Net Income                    $       $      $       $
                             32     167    368     210










     See accompanying notes to the financial statements.



              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1996                          1995
Cash Flow From Operating
Activities:
Net Income                                  $            $
                                          368          210
Adjustments to reconcile Net
Income to net cash
      provided by operating
activities:
  Amortization of Motion Picture
Production and
     Advertising Costs                     62           75
  Accrued Distributions to                432          185
Venturers
  Changes in Assets and
Liabilities:
       Decrease in Payable to
Columbia
         Pictures Industries,           (326)        (156)
Inc.
       Decrease in Receivable
from
         Columbia Pictures                350           71
(Distributor)
       Decrease in Motion Picture
Costs
         Recoverable from                  82          141
Distribution Fees
       Decrease in Payable to
Delphi Film
         Associates III, net            (106)         (29)
       Decrease in Advance to
Delphi Film
         Associates III
                                            0         (27)

          Net Cash Provided by
Operating Activities                      862          470

Cash Flow from Financing
Activities:
Distributions to Venturers
                                        (862)        (470)

          Net Cash Used by
Financing Activities                    (862)        (470)

Net Change in Cash                          0            0
Cash at beginning of period
                                            0            0
Cash at end of period                       $            $
                                            0            0


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

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of  June 30, 1996 and the results of its operations and cash flows for the

periods ended June 30, 1996 and 1995.  Results of operations for the period ended June 30, 1996 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    All seven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three

 and six month periods ended June 30, 1996, the Joint

Venture is reporting net revenue of  $36,000 and $414,000,

respectively, due primarily to the performance of its films

in the worldwide free and pay television markets.

    For the three and six month periods ended June 30,

1995, the Joint Venture reported net revenue of $199,000 and

$285,000, respectively, due primarily to the performance of

its films in the worldwide free  television, pay television

and worldwide home video markets.

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

Payments totaling $2,434,000 were made to the Joint Venture

representing the aggregate distribution fee previously

received by its Distributor.  The payment to the Joint

Venture was allocated to the Partnership and Columbia based

on their respective percentage interest in a film for which

a distribution fee was received.  In addition, the

Distributor is required to pay to the Joint Venture an

amount equal to all subsequent distribution fees earned by

it until the Joint Venture has recouped an amount equal to

its Expenditures.  Accordingly, $89,000 has been accrued as

Motion Picture Costs Recoverable from Distribution Fees as

of June 30, 1996, in the accompanying financial statements.



4.  Additional Information

    Additional information, including the audited year end

1995 Financial Statements and the Summary of Significant

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December 31,

1995.

              TRI-STAR -DELPHI III PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                      June   December
                                 30,         31,

                                 1996        1995

ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization of
    $194,749 and $194,664,        $ 2,581            $
respectively                                     2,666
Motion Picture Costs Recoverable
from
     Distribution Fees              1,011        1,432
Receivable from TriStar
Pictures, Inc.
     (Distributor)
                                      323          476
                     Total        $ 3,915            $
Assets                                           4,574

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,    $ 1,027            $
Inc.                                             1,405
  Payable to Delphi Film
Associates III                        307          503

                      Total
Liabilities                         1,334        1,908

Venturers' Capital:
  TriStar Pictures, Inc.            2,153        2,210
   Delphi Film Associates III
                                      428          456

                       Total
Venturers' Capital                  2,581        2,666

                       Total
Liabilities and Venturers'
                                        $            $
Capital                             3,915        4,574

     See accompanying notes to the financial statements.

               TRI-STAR-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF OPERATIONS
                       (000's Omitted)
                          Unaudited


                                                        For
the Three Months    For the Six Months
                          Ended June 30,        Ended June
30,

1996          1995         1996              1995
Net Revenue From Motion
Picture
    Exploitation              $       $      $       $
                            179     893    533   1,010

Less: Amortization  of
Motion
          Picture
Production
           and
Advertising Costs            26     315     85     337

Income from Operations      153     578    448     673

Accrued Distribution Fee
     Reduction
                              0       0      0     461

Net Income                    $       $      $       $
                            153     578    448   1,134





     See accompanying notes to the financial statements.



              TRI-STAR - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Six Months Ended June 30,

1996                              1995
Cash Flow From Operating
Activities:
Net Income                                   $           $
                                           448       1,134
Adjustments to reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs                  85         337
  Accrued Distributions to                 574       (557)
Venturers
  Changes in Assets and
Liabilities:
       (Decrease) Increase in
Payable to Delphi
         Film Associates III, net        (196)         112
       (Decrease ) Increase  in
Payable to TriStar
         Pictures, Inc.                 (378)          445
       Decrease (Increase) in
Receivable from
         TriStar Pictures, Inc.            153       (419)
(Distributor)
       Decrease (Increase) in
Motion Picture Costs
         Recoverable from
Distribution Fees                          421       (138)

        Net Cash Provided by
Operating
           Activities
                                         1,107         914

Cash Flow From Financing
Activities:
Distributions to Venturers
                                       (1,107)       (914)

       Net Cash Used by Financing
Activities                             (1,107)       (914)

Net Change in Cash                           0           0
Cash at beginning of period
                                             0           0
Cash at end of period                        $           $
                                             0           0

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

"Partnership") for the year ended December 31, 1995.  The

information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the

financial position of the Joint Venture as of June 30, 1996

and the results of its operations and cash flows for the

periods ended June 30, 1996 and 1995.  Results of operations for the period ended June 30, 1996 are not necessarily

indicative of the results that may be expected for the

entire fiscal year.

2.  Current Operations

    All twenty-seven films in which the Joint Venture has

an interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the



three and six month periods ended June 30, 1996 the Joint

Venture is reporting net revenue of $179,000 and $533,000,

respectively, due primarily to the performance of its films

in the worldwide free and pay television markets.

    For the three and six month periods ended June 30,

1995, the Joint Venture reported net revenue of $893,000 and

$1,010,000, respectively, due primarily to the performance

of its films in the worldwide free and pay television

markets.  For the six month period ended June 30, 1995, the

Joint Venture recorded an increase of $461,000 in Motion

Picture Costs Recoverable from Distribution Fees due to a

change in the estimated distribution fee to be earned by its

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

Payments totaling $4,998,000 were made to the Joint Venture

representing the aggregate distribution fee previously

received by its Distributor.  The payment to the Joint

Venture was allocated to the Partnership and TriStar based

on their respective percentage interest in the films for

which a distribution fee was received.  The Distributor is

required to pay to the Joint Venture an amount equal to all

subsequent distribution fees earned by it until the Joint

Venture has recouped an amount equal to its Expenditures.

Accordingly, $1,011,000 has been accrued as Motion Picture

Costs Recoverable from Distribution Fees as of June 30,

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


                              DELPHI FILM ASSOCIATES III
                              A New York Limited Partnership

                              By:  THE DELPHI GROUP,
                                   General Partner

                              By:  ML Film Entertainment,
Inc.,
                                   Managing Partner




       August 12, 1996        /s/ Diane T.
Herte________________
     Date                     Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



       August 12, 1996        /s/ Steven N.
Baumgarten__________
     Date                     Steven N. Baumgarten
                              Director and Vice President of
the
                               Managing Partner of the
General Partner