Form 10-Q
period 1996-09-30
DELPHI FILM ASSOCIATES III
filed 1996-11-13
CIK 732288

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q

       X Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934
          For the Quarter Ended September 30, 1996

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

                                September
                                December 30,
                                31,

                                1996        1995

ASSETS
Cash                             $           $
                                122         155
Short-Term Investments          798         986
Receivable from Columbia-Delphi
III
  Productions                   521         640
Receivable from Tri-Star-Delphi
III
  Productions                   191         503
Interest in Motion Picture
Venture-Columbia-
  Delphi III Productions        107         132
Interest in Motion Picture
Venture-Tri-Star-
  Delphi III Productions
                                413         456
                      Total     $           $
Assets                        2,152       2,872
LIABILITIES AND PARTNERS'
CAPITAL

Liabilities:
  Accrued Expenses and
 Accounts                      $           $
Payable                        22          55
                      Total
Liabilities                    22          55

Partners' Capital (Note 2):
  General Partner              63          70
   Limited Partners
                             2,067       2,747

                       Total
Partners' Capital                    2,130       2,817

                       Total
Liabilities and Partners'
                                  $           $
Capital                              2,152       2,872


     See accompanying notes to the financial
statements.


                 DELPHI FILM ASSOCIATES III
              (A New York Limited Partnership) STATEMENTS
                  OF OPERATIONS
     (000's Omitted, except net profit (loss) per unit)
                          Unaudited


For the Three Months    For the Nine Months
                             Ended September 30,   Ended
September 30,
                             1996  1995   1996   1995
Interest Income           $      $      $       $
                             8      16    34      50

Expenses:
    Operating Expenses
                             77      96    216   223

                             77      96    216   223

Loss before Share of
Profit
  in Motion Picture        (69)    (80)  (182) (173)
Ventures
Share of Profit in
Motion Picture
  Venture--Columbia-
Delphi III
   Productions               58      19    167    83
Share of Profit in
Motion Picture
    Venture--Tri-Star-
Delphi III
     Productions
                             42      27    161     383
Net  Profit (Loss)            $       $      $       $
                             31    (34)    146     293

Net  Profit (Loss) Per
Unit of
  Limited Partnership
Interest
   (9,702 Units)              $       $      $       $
                              3     (3)     15      30



     See accompanying notes to the financial
statements.



                 DELPHI FILM ASSOCIATES III
              (A New York Limited
                  Partnership) STATEMENTS OF
                  CASH FLOWS
                          (000's Omitted)
                          Unaudited

For the Nine Months Ended September 30,

                              1996     1995
Cash Flow From Operating
Activities:
Net Profit                    $           $
                              146         293
Adjustments to reconcile
 Net
Profit to net cash
   provided by operating
activities:
    Share of Profit in Motion
Picture
      Ventures                (328)       (466)
     Distributions from Joint  396         597
Ventures
     Changes in Assets and
Liabilities:
        Decrease in Receivables
from Joint
          Ventures, net            431          88
        Decrease in Accrued
Expenses and
          Accounts Payable
                                   (33)        (13)

        Net Cash Provided  by
Operating
           Activities
                                    612         499

Cash Flow From Investing
Activities:
Purchases of Short-Term           (3,153)     (2,227)
Investments
Redemptions of Short-Term
Investments                        3,341       2,050
   Net Cash Provided  (Used) by
Investing
      Activities
                                      188       (177)

Cash Flow from Financing
Activities:
Distributions to Partners
                                     (833)       (343)
     Net Cash Used by Financing
Activities                           (833)       (343)

Decrease In Cash                      (33)        (21)
Cash at beginning of period
                                       155         132
Cash at end of period                 $           $
                                       122         111
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

September 30, 1996 and the results of operations and cash

flows for the periods ended September 30, 1996 and

1995.  Results of

operations for the three and nine month periods ended

September 30, 1996 are not necessarily indicative of the

results that may be expected for the entire fiscal year.

2.  Current Operations

    As of September 30, 1996, all thirty-four films in

which the Partnership has an interest had been released.

All of these films have completed their theatrical

release and are being distributed in various ancillary

markets.

    As of September 30, 1996, the Partnership received

    in

the aggregate approximately $572,000 and $1,631,000 from

the Columbia Joint Venture and the Tri-Star Joint Venture,

respectively, which represents accrued distribution fees

paid with respect to the Distribution Fee Reduction

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

"Expenditures"), each Distributor is required to pay to

each respective Joint Venture an amount equal to all

subsequent distribution fees earned by it from the

distribution of films on behalf of that Joint Venture up

to that Joint Venture's unrecouped Expenditures.  If a

Joint Venture is able to recoup its Expenditures, the

respective Distributor would be entitled to recoup these

payments, with interest, from amounts thereafter otherwise

payable to the Partnership.

    Based on the anticipated performance of the

Partnership's films, each Distributor is required to

continue making Distribution Fee Reduction Payments with

respect to its films.  Accordingly, the Partnership's

share

of distribution fees earned and expected to be earned by

the Distributors as of September 30, 1996 of approximately

$7,000 and $231,000 have been accrued by the Partnership

as a receivable from the Columbia Joint Venture and the

TriStar Joint Venture, respectively.

  For the purpose of computing the net  profit (loss) per

unit, the net profit (loss) for the periods are allocated

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

30, 1996, the Partnership held cash of approximately

$122,000 and short-term investments of approximately

$798,000.

    Based on the performance of the films released through

the Columbia Joint Venture and the Tri-Star Joint Venture,

as of  September 30,1996, the Distributors made

Distribution Fee Reduction Payments with respect to their

films of which approximately $572,000 and $1,631,000,

respectively, was allocated to the Partnership.  The

payments are net of amounts withheld by the Distributor

for the recoupment of Advances made by each Distributor.

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

    The Partnership commenced cash distributions to its

partners in February 1986.  Distributions to limited

partners through September 30, 1996 have aggregated $3,155

per unit (63.1% of the limited partners' original $5,000

investment in the Partnership).

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

    For the three months ended September 30, 1996, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $58,000, due

primarily to the profitable results of certain films.  The

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $42,000, due

primarily to the profitable results of certain films.  In

addition, the Partnership earned approximately $8,000 of

interest income

from its short-term investments and incurred approximately

$77,000 of  expenses from its operations, resulting in an

overall net profit to the Partnership of approximately

$31,000.

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

Partnership of approximately $34,000.

     For the nine months ended September 30, 1996 the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $167,000, due

primarily to the profitable results of certain films.  The

Tri-Star Joint Venture had a net profit of which the

Partnership's share was approximately $161,000, due

primarily to the profitable results of certain films.  In

addition, the Partnership earned approximately $34,000 of

interest income from its short-term investments and

incurred approximately $216,000 of  expenses from its

operations, resulting in an overall net profit to the

Partnership of approximately $146,000.

     For the nine months ended September 30, 1995, the

Columbia Joint Venture had a net profit of which the

Partnership's share was approximately $83,000, due

primarily to the profitable results of certain films.  The

Tri-Star Joint Venture had a net profit of which the

Partnership's

share was approximately $383,000, due primarily to the

profitable results of certain films and the accrual of

Distribution Fee Reduction Payments.  In addition, the

Partnership earned approximately $50,000 of interest

income from its short-term investments and incurred

approximately $223,000 of  expenses from its operations,

resulting in an overall net profit to the Partnership of

approximately $293,000.

  The decrease in interest income for the three and nine

month periods ended

September 30, 1996 as compared with the corresponding

periods in 1995 is due primarily to less funds available

for short-term investments as well as lower interest rates

earned on short-term investments during 1996.

     The decrease in operating expenses for the three and nine month periods ended September 30, 1996 as compared with the corresponding periods in 1995, is due primarily to a decrease in expenses incurred in 1996 as a result of costs incurred in 1995 associated with appraisals of the Partnership's film assets in preparation for a sale thereof.

               COLUMBIA-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited

                                 September
                                 December 30,
                                 31,

                                 1996        1995
ASSETS
Motion Picture Production and
Advertising
    Costs, net of accumulated
amortization
    of $76,834 and $76,726,      $             $
respectively                     652           760
Motion Picture Costs Recoverable
from
    Distribution Fees             25           171
Receivable from Columbia
Pictures
    (Distributor)
                                1,651         2,010
                     Total    $ 2,328        $
Assets                                        2,941
LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to Columbia Pictures $             $
Industries, Inc.                 1,155         1,541
  Payable to Delphi Film
Associates III                     521           640

                      Total
Liabilities                      1,676         2,181

Venturers' Capital:
  Columbia Pictures Industries,    530           613
Inc.
  Delphi Film Associates III
                                   122           147

                       Total
Venturers' Capital                 652           760

                       Total
Liabilities and Venturers'
                                $              $2,941
Capital                         2,328

     See accompanying notes to the financial
statements.

              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF
                  OPERATIONS
                          (000's Omitted)
                          Unaudited


For the Three Months    For the Nine
Months
                             Ended September 30,
Ended September 30,

                         1996   1995    1996   1995
Net Revenues From Motion
Picture
    Exploitation          $      $      $       $
                            235 93    649     378

Less: Amortization of
Motion
         Picture
Production and
         Advertising
Costs                     46  32    108     107

Income from Operations    189 61    541     271

Accrued Distribution Fee
     Reduction
                          12   0     28       0
Net Income               $    $     $       $
                         201  61    569     271




     See accompanying notes to the financial
statements.

              COLUMBIA - DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF CASH
                  FLOWS
                          (000's
                          Omitted)
                          Unaudited


For the Nine Months Ended September 30,

                            1996    1995
   Cash Flow From Operating
Activities:
Net Income                 $            $
                             569       271
Adjustments to reconcile
 Net
Income to net cash
      provided by operating
activities:
  Amortization of Motion
 Picture
Production and
     Advertising Costs       108          107
  Accrued Distributions to   505          821
Venturers
  Changes in Assets and
Liabilities:
Decrease in Payable to
Columbia
      Pictures Industries,  (386)        (627)
 Inc.Decrease in Receivable
from
         Columbia Pictures   359          640
(Distributor)
Decrease in Motion Picture
Costs
         Recoverable from    146          181
Distribution Fees
       Decrease in Payable to
Delphi Film
         Associates III,
 net                        (119)        (167)
Decrease in Advance from
Columbia
Pictures Industries,
Inc. (Distributor)             0         (27)
Net Cash Provided by
Operating Activities        1,182        1,199

Cash Flow from Financing
Activities:
Distributions to Venturers
                          (1,182)      (1,199)
          Net Cash Used by
Financing Activities      (1,182)      (1,199)

Net Change in Cash             0            0
Cash at beginning of period
                               0            0
 Cash at end of period     $            $
                               0            0
      See accompanying notes to the financial
     statements.

             COLUMBIA - DELPHI  III PRODUCTIONS
                      (A Joint Venture)
                NOTES TO FINANCIAL
                STATEMENTS
                          Unaudited

1.  Basis of Presentation

   The accompanying unaudited financial statements have

been prepared in accordance with generally accepted accounting principles for interim financial information.
They do not include all information and notes required by generally accepted accounting principles for complete financial statements. There has been no material change in the information disclosed in the notes to financial statements of the Joint Venture included in the Annual
Report on Form 10-K of Delphi Film Associates III (the
"Partnership") for the year ended December 31, 1995. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Joint Venture as of September 30, 1996 and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995. Results of operations for the period ended
September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  Current Operations

    All seven films in which the Joint Venture has an

interest have completed their theatrical release and are

being distributed in various ancillary markets.  For the

three

 and nine month periods ended September 30, 1996, the

Joint Venture is reporting net revenue of  $235,000 and

$649,000, respectively, due primarily to the performance

of its films in the worldwide free and pay television

markets.

   For the three and nine month periods ended September

30, 1995, the Joint Venture reported net revenue of

$93,000 and $378,000, respectively, due primarily to the

performance of its films in the worldwide free television,

pay television and home video markets.

3.  Distribution Fee Reduction

   The Joint Venture was entitled to a payment from its

Distributor in reduction of the Distributor's aggregate distribution fee if, by June 30, 1991, the Joint Venture had not received, in the aggregate, from net proceeds and gross receipts (excluding amounts paid to the Joint
Venture for the recovery of advertising and promotion charge payments) an amount at least equal to the amounts spent by the Joint Venture for the production of films and the acquisition of interests in films (excluding certain amounts spent for payments in the nature of interest) (the
"Expenditures"). Payments totaling $2,510,000 were made to the Joint Venture representing the aggregate distribution fee previously received by its Distributor. The payment to the Joint Venture was allocated to the Partnership and Columbia based on their respective percentage interest in a film for which a distribution fee was received. In addition, the Distributor is required to pay to the Joint
Venture an amount equal to all subsequent distribution fees earned by it until the Joint Venture has recouped an amount equal to

its Expenditures.  Accordingly, $25,000 has been accrued

as Motion Picture Costs Recoverable from Distribution Fees

as of September 30, 1996, in the accompanying financial

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

Accounting Policies, is included in the Annual Report on

Form 10-K of the Partnership for the year ended December

31, 1995.

              TRI-STAR -DELPHI III PRODUCTIONS
                      (A Joint Venture)
                       BALANCE SHEETS
                       (000's Omitted)
                          Unaudited


                                 September
                                 December 30,
                                 31,
                                 1996        1995
ASSETS
Motion Picture Production and
Advertising
   Costs, net of accumulated
amortization of
    $194,796 and $194,664,        $ 2,534     $
respectively                                  2,666
Motion Picture Costs Recoverable
from
     Distribution Fees                966     1,432
Receivable from TriStar
Pictures, Inc.
     (Distributor)
                                       78       476
                     Total        $ 3,578      $
Assets                                        4,574

LIABILITIES AND VENTURERS'
CAPITAL

Liabilities:
  Payable to TriStar Pictures,        $        $
Inc.                                  853      1,405
  Payable to Delphi Film
Associates III                        191        503

                      Total
Liabilities                         1,044        1,908
Venturers' Capital:
  TriStar Pictures, Inc.            2,121        2,210
   Delphi Film Associates III
                                      413          456

                       Total
Venturers' Capital                  2,534        2,666

                       Total
Liabilities and Venturers'
                                   $            $
Capital                             3,578        4,574

     See accompanying notes to the financial
statements.

               TRI-STAR-DELPHI III PRODUCTIONS
                      (A Joint Venture)
                  STATEMENTS OF
                  OPERATIONS
                          (000's
                          Omitted)
                          Unaudited



For the Three Months   For the Nine Months
                             Ended September 30,   Ended
September 30,

                         1996    1995   1996    1995
Net Revenues From Motion
Picture
    Exploitation          $      $      $       $
                          221     121    754   1,131

Less: Amortization  of
Motion
         Picture
Production
         and Advertising
Costs                        47      23    132     360

Income from Operations      174      98    622     771

Accrued Distribution Fee
     (Recapture)
Reduction                     0     (2)      0     459

Net Income                    $       $      $       $
                            174      96    622   1,230





     See accompanying notes to the financial
statements.


              TRI-STAR - DELPHI III
                      PRODUCTIONS (A Joint
                      Venture)
                  STATEMENTS OF CASH FLOWS
                       (000's Omitted)
                          Unaudited


For the Nine Months Ended September 30,

                              1996       1995
Cash Flow From Operating
Activities:
Net Income                     $         $
                               622       1,230
Adjustments to
reconcile Net
Income to net cash
    provided by operating
activities:
  Amortization of Motion Picture
Production
     and Advertising Costs         132         360
  Accrued Distributions to         864        (451)
Venturers
  Changes in Assets and
Liabilities:
       (Decrease) Increase in
Payable to Delphi
         Film Associates III,net  (312)          79
       (Decrease) Increase  in
Payable to TriStar
         Pictures, Inc.           (552)         372
       Decrease (Increase) in
Receivable from
         TriStar Pictures, Inc.     398        (402)
(Distributor)
       Decrease (Increase) in
Motion Picture Costs
         Recoverable from
Distribution Fees                   466         (49)

        Net Cash Provided by
Operating
           Activities
                                   1,618       1,139

Cash Flow From Financing
Activities:
Distributions to Venturers
                                  (1,618)     (1,139)

       Net Cash Used by Financing
Activities                        (1,618)     (1,139)

Net Change in Cash                      0           0
Cash at beginning of period
                                        0           0
Cash at end of period              $           $
                                        0           0
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

September 30, 1996 and the results of its operations and

cash flows for the periods ended September 30, 1996 and

1995.  Results of

operations for the period ended September 30, 1996 are not

necessarily indicative of the results that may be expected

for the entire fiscal year.

2.  Current Operations

    All twenty-seven films in which the Joint Venture has

an interest have completed their theatrical release and

are being distributed in various ancillary markets.  For

the

three and nine month periods ended September 30, 1996 the

Joint Venture is reporting net revenue of $221,000 and

$754,000, respectively, due primarily to the performance

of

its films in the worldwide free and pay television

    markets. For the three and nine month periods ended

    September

30, 1995, the Joint Venture reported net revenue of

$121,000 and $1,131,000, respectively, due primarily to

the performance of its films in the worldwide free and pay

television markets.  For the nine month period ended

September 30, 1995, the Joint Venture recorded an increase

of $459,000 in Motion Picture Costs Recoverable from

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

"Expenditures"). Payments totaling $5,043,000 were made to

the Joint Venture representing the aggregate distribution

fee previously received by its Distributor.  The payment

to the Joint Venture was allocated to the Partnership and

TriStar based on their respective percentage interest in

the films for which a distribution fee was received.  The

Distributor is required to pay to the Joint Venture an

amount equal to all subsequent distribution fees earned by

it until the Joint Venture has recouped an amount equal to

its Expenditures. Accordingly, $966,000 has been accrued

as Motion Picture Costs Recoverable from Distribution Fees

as of September 30, 1996, in the accompanying financial

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

                              By:  THE DELPHI GROUP,
                                   General Partner

                              By:  ML Film Entertainment,
Inc.,
                                   Managing Partner
November 11, 1996             /s/ Diane T.
Herte________________
     Date                     Diane T. Herte
                              Treasurer of the Managing
Partner of the
                              General Partner
                              (principal financial officer
and principal
                              accounting officer of the
Registrant)



November 11, 1996             /s/ Steven N.
Baumgarten__________
     Date                     Steven N. Baumgarten
                              Director and Vice President
of the
                               Managing Partner of the
General Partner